Form 10QSB/A
period 2004-04-30
DEVELOCAP INC
filed 2004-06-25
CIK 1279740

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

                              219-246-6060
                       (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. 1  Yes ( X )*   No (   )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,000,000 shares of Common Stock, as of June 15, 2004.

Transitional Small Business Disclosure Format (check one): Yes (   )
No ( X )
1 Issuer filed Form 10SB registration statement on March 2, 2004 and thereby became subject to filing requirements 60 days thereafter.




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
                                                           ==========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                 -------------------------------------

CURRENT LIABILITIES:

Accrued liabilities                                        $   15,000
                                                           ----------


STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares
  authorized, -0- outstanding                                       -
Common stock at $0.001 par value; authorized 99,000,000
 shares; 60,000,000 shares issued and outstanding              60,000
Additional paid-in capital                                      1,600
Accumulated deficit                                           (76,600)
                                                           ----------

     Total Stockholders' Deficit                              (15,000)
                                                           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $        -
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

None


Item 3  Defaults Upon Senior Securities

None


Item 4  Submission of Matters to a Vote of Shareholders

On January 28, 2004, shareholders unanimously approved adoption of the Company's 2004 Non-Statutory Stock Option Plan, referred to in Note 2 to the Unaudited Financial Statements. A copy of our Plan was filed as
Exhibit 10.1 to the Company's Registration Statement on Form 10-SB as filed March 2, 2004.



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











12