Form 10-Q
period 2004-07-31
DEVELOCAP INC
filed 2005-11-16
CIK 1279740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

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

219-246-6060

(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]   No [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes       No   x

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]   No [X ]

At October 31, 2005, the number of shares of the registrant’s common stock outstanding was 77,500,000.

DEVELOCAP, INC.

PART I

Develocap, Inc. is filing its Quarterly Report on Form 10-Q. This Quarterly Report is for the quarter ended July 31, 2004. A business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.” Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”  “believe,”  “estimate,”  “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1

FINANCIAL STATEMENTS

DEVELOCAP, INC

(A development stage company)

Balance Sheets

	July 31, 2004	January 31, 2004

	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued expenses	$ 25,000	$ -0-

STOCKHOLDERS’ DEFICIT:

Preferred stock, $0.001 par value; 1,000,000 shares authorized, none outstanding at either date
Common stock, $0.001 par value; authorized: 199,000,000 shares; issued and outstanding in both periods 60,000,000 shares	60,000	60,000
Additional paid-in capital	1,650	-
Deficit accumulated during development stage	(86,650)	(60,000)
Stockholders’ Deficit	(25,000)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -	$ -

See notes to financial statements

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

 (Unaudited)

	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004	Period from January 23, 2004 (inception) to July 31, 2004

Revenue	$ -	$ -	$ -

General and administrative	10,050	26,650	86,650

Net loss	$ (10,050)	$ (26,650)	$ (86,650)

Basic and diluted loss per share	$ (.00)	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	60,000,000	60,000,000	60,000,000

See notes to financial statements.

DEVELOCAP, INC

(a development stage company)

Statement of Stockholders’ Deficit

	Common stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount

Inception	-	$ -	$ -	$ -	$ -

Common stock issued for services at $0.001 per share, January 23, 2004	60,000,000	60,000	-	-	60,000
Net loss for the period	-	-	-	(60,000)	(60,000)

Balance, January 31, 2004	60,000,000	60,000	-	(60,000)	-

Issuance of stock options	-	-	1,650	-	1,650

Net loss for the period	-	-	-	(26,650)	(26,650)

Balance, July 31, 2004	60,000,000	$60,000	$1,650	$(86,650)	$(25,000)
See notes to financial statements

DEVELOCAP, INC.

(A development stage company)

Statement of Cash Flows

(Unaudited)

	Six Months Ended July 31, 2004	Period from January 23, 2004 (inception) to July 31, 2004
OPERATING ACTIVITIES:
Net loss	$ (26,650)	$ (86,650)
Adjustment to reconcile net loss to net cash Provided by operating activities
Expenses associated with the granting of stock options	1,650	1,650
Stock-based compensation	-	60,000
Changes in assets and liabilities
Net change in accrued expenses	25,000	25,000

Net Cash Provided by Operating Activities	-	-

INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$ -	$ -

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ -	$ -
Income taxes	$ -	$ -

See notes to financial statements.

DEVELOCAP, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-SB for the fiscal period ended January 31, 2004.

NOTE 2 -- ORGANIZATION

Develocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In September 2004, it filed a notice with the Securities and Exchange Commission of its intent to elect in good faith, within 90 days from the date of such filing, to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Year-end

The Company has elected a fiscal year ending on January 31.

b.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

If the Company is successful in raising funds and becoming a business development company, its principal estimates will involve the determination of the value of its portfolio companies.

d.

Valuation of Securities

The net asset value per share of the outstanding shares of common stock will be determined quarterly, as soon as practicable after, and as of the end of, each calendar quarter, by dividing the value of total assets minus total liabilities by the number of shares outstanding at the date as of which such determination is made.

In calculating the value of total assets, the Company will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked prices for other securities.   Debt and equity securities that are not publicly traded will be valued at fair value as determined in good faith by the valuation committee of the Company’s board of directors based on the recommendation by the Company’s investment adviser and under valuation guidelines adopted by its board of directors, and then approved by the entire board of directors. Initially, the fair value of these securities will be their original cost.   Debt securities valued at cost would be revalued for significant events affecting the issuer’s performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as results of subsequent financing, the availability of market quotations, the portfolio company’s operations and changes in market conditions.

For warrants, the cost usually will be their respective fair market value.   Debt securities with remaining maturities of 60 days or less at the time of purchase will be valued at amortized cost.   Debt securities which are publicly traded will be valued by using market quotations obtained from pricing services or dealers.   Valuation guidelines are subject to periodic review by the Company’s board of directors and may be revised in light of  experience, regulatory developments or otherwise.

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures.   Accordingly, under current auditing standards, the notes to the financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

e.  Net Loss Per Common Share

Net loss per common share has been calculated by dividing the net loss for the period by the basic and diluted weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. Options representing 17,500,000 shares have not been included in the diluted calculation because their inclusion would have been anti-dilutive.

f. Impact of New Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ended January 31, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation . SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the fiscal year ended January 31, 2007. The Company has not yet assessed the impact of adopting this new standard.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

g.   Stock Options and Warrants

As permitted by Statement of Financial Accounting Standards No. 123 Accounting for Stock based Compensation (“SFAS No. 123”), the Company has elected to measure and record compensation cost relative to employee stock option and warrant costs in accordance with Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations and will make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options and warrants had been applied Under APB Opinion 25, compensation cost is recognized for stock options and warrants granted to employees when the option or warrant price is less than the market price of the underlying common stock on the date of grant. In addition, the Company will provide pro forma disclosure of stock-based compensation, as measured under the fair value requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures will be provided as required under SFAS No 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Options and warrants issued to individuals other than employees or directors will be accounted for in accordance with SFAS No.123 which requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

NOTE 4 -- STOCK OPTION PLAN

Pursuant to a January 28, 2004 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2004 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 20,000,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries with additional incentives by increasing their ownership interest in the Company.  Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.

The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.  Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately.  Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted.  No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

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

The Company filed a Registration Statement on Form S-8 on June 28, 2004 to register those 20,000,000 shares of common stock underlying the options in the Plan

Management issued 17,500,000 of the aforesaid options to certain current members of its management team, as well as to other persons whom it considers to be important to its current and proposed business activities, with all options exercisable at $.001 per share for a period of five years from date of issuance. The Plan was adopted and the options awarded prior to the Company’s election to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended, and be subject to Sections 54 through 65 of said Act.. There are significant limitations with regard to the issuance of options while the Company is subject to Sections 54 through 65 of the Act.

Of the total options issued, 1,000,000 were issued to employees and 16,500,000 were issued to non-employees. The 16,500,000 options issued to non-employees have been valued at their grant date using the Black-Scholes option pricing model,  which resulted in a charge to general and administrative expenses of $1,650. All options were exercised in August 2004.

Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Pro forma information regarding net income per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using Black-Scholes option pricing model with the following range of assumptions for the year ended January 31, 2005:

Risk free interest rate 3.0% Expected dividend yield 0% Expected lives 5 years Expected volatility 0%

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period.

The Company's pro forma information resulted in an immaterial change.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this interim report on Form 10-Q are forward-looking statements. Such forward-looking statements contained in this interim report involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

•

the adequacy of our cash resources and working capital, and

•

other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-Q.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Operations

We are recently-organized and have not yet entered into any definitive financing transactions with any portfolio companies.  We have no experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives.  To date, our efforts have been limited primarily to organizational activities and preparation of documents to be filed with the Securities and Exchange Commission.  We have no resources and have realized no revenues to date.  In addition, we will not achieve any revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit. Develocap will be wholly dependent for the selection, structuring, closing and monitoring of all of its investments on the diligence and skill of its management, acting under the supervision of Develocap's board of directors.  None of these individuals has substantial experience in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made.  We cannot assure you that Develocap will attain its investment objective.

We will not commence operations until we (i) become regulated as a Business Development Company under the Investment Company Act of 1940 and are subject to Sections 54 through 65 of said Act and (ii) raise capital through the sale of shares pursuant to Regulation E of the 1933 Act.

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

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended January 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

Regulation as a BDC

Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDC’s. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters, and it requires that a majority of the BDC’s directors be persons other than “interested persons,” as defined under the 1940 Act. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by the vote of the holders of a majority of its outstanding voting securities. BDC’s are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry.

Generally, a BDC must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed “eligible portfolio companies.” More specifically, in order to qualify as a BDC, a company must

•

be a domestic company;

•

have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities Exchange Act of 1934;

•

operate for the purpose of investing in the securities of certain types of portfolio companies, namely immature or emerging companies and businesses suffering or just recovering from financial distress;

•

extend significant managerial assistance to such portfolio companies; and

•

have a majority of “disinterested” directors (as defined in the 1940 Act).

An eligible portfolio company is, generally, a U.S. company that is not an investment company and that

•

does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list; or

•

is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or

•

meets such other criteria as may be established by the Securities and Exchange Commission.

Control under the 1940 Act is generally presumed to exist where a BDC owns 25% of the outstanding voting securities of the company.

The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDC’s may acquire to “qualifying assets” and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC’s assets consist of qualifying assets. Qualifying assets include:

•

securities of companies that were eligible portfolio companies at the time the BDC acquired their securities;

•

securities of bankrupt or insolvent companies that were eligible at the time of the BDC’s initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies;

•

securities received in exchange for or distributed in or with respect to any of the foregoing; and

•

cash items, government securities and high-quality short-term debt.

The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. These restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or its officers, directors, or affiliates.

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC’s total asset value at the time of the investment.

A BDC must make significant managerial assistance available to the issuers of eligible portfolio securities in which it invests. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The portfolio company does not have to accept the BDC’s offer of managerial assistance, and if they do accept may be required to pay prevailing market rates for the services.

We do not currently have any investments in eligible portfolio companies.

Employees

Other than our current sole officer, we do not have any employees, and do not anticipate having any other employees other than administrative personnel in the future.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets and do not have any investments in eligible portfolio companies, there is no quantitative information, as of the end of July 31, 2004, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 4

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1

Legal Proceedings

None

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

Item 3

Defaults Upon Senior Securities

 None

Item 4

Submission of Matters to a Vote of Securityholders

None

Item 5

Other Information

None

Item 6

Exhibits and Reports on Form 8-K

None

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Develocap, Inc.

  (Registrant)

/s/ Jimmy B. Holton

By:

Jimmy B. Holton

President

November 16, 2005