Form 10-Q
period 2004-10-31
DEVELOCAP INC
filed 2005-11-16
CIK 1279740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

ITEM 1

FINANCIAL STATEMENTS

DEVELOCAP, INC

(A development stage company)

Balance Sheets

	October 31, 2004	January 31, 2004

	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$ -	$ -

TOTAL ASSETS	$ -	$ 0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued expenses	$ 11,000	$ -

STOCKHOLDERS’ DEFICIT:

Preferred stock, $0.001 par value; 1,000,000 shares authorized, none outstanding at either date
Common stock, $0.001 par value; authorized: 199,000,000 shares; ; issued and outstanding: 77,500,000 and 60,000,000 shares, respectively	77,500	60,000
Additional paid-in capital	1,650	-
Deficit accumulated during development stage	(90,150)	(60,000)
Stockholders’ Deficit	(11,000)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -	$ -

See Notes to Financial Statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

 (Unaudited)

	Three Months Ended October 31, 2004	Nine Months Ended October 31, 2004	Period from January 23, 2004 (inception) to October 31, 2004

Revenue	$ -	$ -	$ -

General and administrative	3,500	30,150	90,150

Net loss	$ (3,500)	$ (30,150)	$ (90,150)

Basic loss per share	$ (.00)	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	77,500,000	65,833,333	65,375,427

See notes to financial statements.

DEVELOCAP, INC

(a development stage company)

Statement of Stockholders’ Deficit

	Common stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount

Inception	-	$ -	$ -	$ -	$ -

Common stock issued for services at $0.001 per share, January 31, 2004	60,000,000	60,000	-	-	60,000
Net loss for the period	-	-	-	(60,000)	(60,000)

Balance, January 31, 2004	60,000,000	60,000	-	(60,000)	-

Issuance of stock options	-	-	1,650	-	1,650

Exercise of stock options	17,500,500	17,500	-	-	17,500

Net loss for the period	-	-	-	(30,150)	(30,150)

Balance, October 31, 2004	77,500,000	$ 77,500	$ 1,650	$ (90,150)	$ (11,000)
See notes to financial statements

DEVELOCAP, INC.

Statement of Cash Flows

 (Unaudited)

	Nine Months Ended October 31, 2004	Period from January 23, 2004 (inception) to October 31, 2004
OPERATING ACTIVITIES:
Net loss	$ (30,150)	$ (90,150)
Adjustment to reconcile net loss to net cash Provided by operating activities
Expenses associated with the granting of stock options	1,650	1,650
Stock-based compensation	17,500	77,500
Changes in assets and liabilities
Net change in accrued expenses	11,000	11,000

Net Cash Provided by Operating Activities	-	-

INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$ -	$ -

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ -	$ -
Income taxes	$ -	$ -

See notes to financial statements.

DEVELOCAP, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-SB for the fiscal period ended January 31, 2004.

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

NOTE 4 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At January 31, 2005 the Company had no working capital and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured and will offer noncash consideration wherever possible. The Company intends to raise its initial capital through the sale of shares of its common stock. The offer and sale of the shares will not be registered under the Securities Act of 1933 because, as a registered business development company, their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act.  The Company will not commence its offering unless and until it receives a trading symbol for its securities. There is no way to predict the likelihood or timing of obtaining a trading symbol. If a symbol is obtained, there is no way of predicting the likelihood for success of a Regulation E offering. If the Company is unable to obtain financing or if the financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 5 -- STOCK OPTION PLAN

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

The Company filed a Registration Statement on Form S-8 on June 28, 2004 to register those 20,000,000 shares of common stock underlying the options in the Plan

Management issued 17,500,000 of the aforesaid options to certain current members of its management team, as well as to other persons whom it considers to be important to its current and proposed business activities, with all options exercisable at $.001 per share for a period of five years from date of issuance. The Plan was adopted and the options awarded prior to the Company’s election to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended, and be subject to Sections 54 through 65 of said Act. There are significant limitations with regard to the issuance of options while the Company is subject to Sections 54 through 65 of the Act.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets and do not have any investments in eligible portfolio companies, there is no quantitative information, as of the end of October 31, 2004, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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