Form 10-Q
period 2005-04-30
DEVELOCAP INC
filed 2005-11-16
CIK 1279740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

DEVELOCAP, INC.

PART I

Develocap, Inc. is filing its Quarterly Report on Form 10-Q. This Quarterly Report is for the quarter ended April 30, 2005. A business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.” Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

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

ITEM 1

FINANCIAL STATEMENTS

DEVELOCAP, INC

(A development stage company)

Balance Sheets

	April 30, 2005	January 31, 2005
	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued expenses	$ 31,000	$ 26,000

STOCKHOLDERS’ DEFICIT:

Preferred stock, $0.001 par value; 1,000,000 shares authorized, none outstanding at either date
Common stock, $0.001 par value; authorized: 199,000,000 shares; ; issued and outstanding: 77,500,000 shares at both periods	77,500	77,500
Additional paid-in capital	1,650	1,650
Deficit accumulated during development stage	(110,150)	(105,150)
Stockholders’ Deficit	(31,000)	(26,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -	$ -

See Notes to Financial Statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

 (Unaudited)

	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Period from January 23, 2004 (inception) to April 30, 2005

Revenue	$ -	$ -	$ -

General and administrative	5,000	16,600	110,150

Net loss	$ (5,000)	$ (16,600)	$ (110,150)

Basic and diluted loss per share	$ (.00)	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	77,500,000	60,000,000	70,005,274

See notes to financial statements.

DEVELOCAP, INC

(A development stage company)

Statement of Stockholders’ Deficit

	Common stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount

Inception	-	$ -	$ -	$ -	$ -

Common stock issued for services at $0.001 per share, January 23, 2004	60,000,000	60,000	-	-	60,000
Net Loss	-	-	-	(60,000)	(60,000)

Balance, January 31, 2004	60,000,000	60,000	-	(60,000)	-

Issuance of stock options	-	-	1,650	-	1,650

Exercise of stock options	17,500,000	17,500	-	-	17,500

Net loss	-	-	-	(45,150)	(45,150)

Balance, January 31, 2005	77,500,000	77,500	1,650	(105,150)	(26,000)

Net loss	-	-	-	(5,000)	(5,000)

Balance, April 30, 2005	77,500,000	$77,500	$1,650	$(110,150)	$(31,000)

See Notes to Financial Statements.

DEVELOCAP, INC.

(A development stage company)

Statement of Cash Flows

 (Unaudited)

OPERATING ACTIVITIES:	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Period from January 23, 2004 (inception) to April 30, 2005

Net loss	$ (5,000)	$ (16,600)	$ (110,150)
Adjustment to reconcile net loss to net cash provided by operating activities
Expenses associated with the granting of stock options	-	1,650	1,650
Stock-based compensation	-	-	77,500
Changes in assets and liabilities
Net change in accrued expenses	5,000	14,950	31,000

Net Cash Provided by Operating Activities	-	-	-

INCREASE IN CASH EQUIVALENTS	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

See notes to financial statements.

DEVELOCAP, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal period ended January 31, 2005.

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

In calculating the value of our total assets, the Company will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked prices for other securities.   Debt and equity securities that are not publicly traded will be valued at fair value as determined in good faith by the valuation committee of the Company’s board of directors based on the recommendation by the Company’s investment adviser and under valuation guidelines adopted by its board of directors, and then approved by the entire board of directors. Initially, the fair value of these securities will be their original cost.   Debt securities valued at cost would be revalued for significant events affecting the issuer’s performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as results of subsequent financing, the availability of market quotations, the portfolio company’s operations and changes in market conditions.

For warrants, the cost usually will be their respective fair market value.   Debt securities with remaining maturities of 60 days or less at the time of purchase will be valued at amortized cost.   Debt securities which are publicly traded will be valued by using market quotations obtained from pricing services or dealers.   Valuation guidelines are subject to periodic review by the Company’s board of directors and may be revised in light of our experience, regulatory developments or otherwise.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets and do not have any investments in eligible portfolio companies, there is no quantitative information, as of the end of April 30, 2005, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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