Form 10-Q
period 2005-07-31
DEVELOCAP INC
filed 2005-11-16
CIK 1279740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

219-246-6060

(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes       No   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]   No [X ]

At October 31, 2005, the number of shares of the registrant’s common stock outstanding was 77,500,000.

DEVELOCAP, INC.

PART I

Develocap, Inc. is filing its Quarterly Report on Form 10-Q. This Quarterly Report is for the quarter ended July 31, 2005. A business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.” Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

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

ITEM 1

FINANCIAL STATEMENTS

DEVELOCAP, INC

(A development stage company)

Balance Sheets

	July 31, 2005	January 31, 2004
	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued expenses	$ 36,000	$ 26,000

STOCKHOLDERS’ DEFICIT:

Preferred stock, $0.001 par value; 1,000,000 shares authorized, none outstanding at either date
Common stock, $0.001 par value; authorized: 199,000,000 shares; ; issued and outstanding: 77,500,000 at both periods	77,500	77,500
Additional paid-in capital	1,650	1,650
Deficit accumulated during development stage	(115,150)	(105,150)
Stockholders’ Deficit	(36,000)	(26,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -	$ -

See Notes to Financial Statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

 (Unaudited)

	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004

Revenue	$ -	$ -

General and administrative	5,000	10,050

Net loss	$ (5,000)	$ (10,050)

Basic and diluted loss per share	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	77,500,000	60,000,000

See notes to financial statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

 (Unaudited)

	Six Months Ended July 31, 2005	Six Months Ended July 31, 2004	Period from January 23, 2004 (inception) to July 31, 2005

Revenue	$ -	$ -	$ -

General and administrative	10,000	26,650	115,150

Net loss	$ (10,000)	$ (26,650)	$ (115,150)

Basic and diluted loss per share	$ (.00)	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	77,500,000	60,000,000	71,223,498

See notes to financial statements.

DEVELOCAP, INC

(A development stage company)

Statement of Stockholders’ Deficit

	Common stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount

Inception	-	$ -	$ -	$ -	$ -

Common stock issued for services at $0.001 per share, January 23, 2004	60,000,000	60,000	-	-	60,000
Net Loss	-	-	-	(60,000)	(60,000)

Balance, January 31, 2004	60,000,000	60,000	-	(60,000)	-

Issuance of stock options	-	-	1,650	-	1,650

Exercise of stock options	17,500,000	17,500	-	-	17,500

Net loss	-	-	-	(45,150)	(45,150)

Balance, January 31, 2005	77,500,000	77,500	1,650	(105,150)	(26,000)

Net loss	-	-	-	(10,000)	(10,000)

Balance, July 31, 2005	77,500,000	$77,500	$ 1,650	$(115,150)	$(36,000)

See Notes to Financial Statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Cash Flows

 (Unaudited)

	Six Months Ended July 31, 2005	Six Months Ended July 31, 2004	Period from January 23, 2004 (inception) to July 31, 2005
OPERATING ACTIVITIES:
Net Loss	$ (10,000)	$ (26,650)	$ (115,150)
Adjustment to reconcile net loss to net cash provided by operating activities
Expenses associated with the granting of stock options	-	1,650	1,650
Stock-based compensation	-	-	77,500
Changes in assets and liabilities
Net change in accrued expenses	10,000	25,000	36,000

Net Cash Provided by Operating Activities	-	-	-

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

See notes to financial statements.

DEVELOCAP, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments)) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal period ended January 31, 2005.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets and do not have any investments in eligible portfolio companies, there is no quantitative information, as of the end of July 31, 2005, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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