Form 10-Q
period 2005-10-31
DEVELOCAP INC
filed 2006-01-31
CIK 1279740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [ X ] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 77,500,000 shares of Common Stock, as of January 10, 2006.

DEVELOCAP, INC.

PART I

Develocap, Inc. is filing its Quarterly Report on Form 10-Q. This Quarterly Report is for the quarter ended October 31, 2005. A business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.” Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Results of Operations.” Forward-looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”  “believe,”  “estimate,”  “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1
FINANCIAL STATEMENTS

DEVELOCAP, INC
(A development stage company)
Balance Sheets

	October 31, 2005	January 31, 2005
	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued expenses	$41,000	$26,000

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued and outstanding at either date
Common stock, $0.001 par value; 199,000,000 shares authorized; 77,500,000 issued and outstanding at both periods	77,500	77,500
Additional paid-in capital	1,650	1,650
Deficit accumulated during development stage	(120,150)	(105,150)
Stockholders’ Deficit	(41,000)	(26,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to financial statements

DEVELOCAP, INC.
(A development stage company)

Statements of Operations
Three Months Ended October 31, 2005 and 2004
(Unaudited)

	2005	2004

Revenue	$-	$-

General and administrative	5,000	3,500

Net loss	$(5,000)	$(3,500)

Basic and diluted loss per share	*	*
Weighted average number of common shares outstanding	77,500,000	77,500,000

* Less than $(.01) per share

See notes to financial statements.

DEVELOCAP, INC.
(A development stage company)

Statements of Operations
(Unaudited)

	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2004	Period From January23, 2004(inception) to October 31, 2005
Revenue	$-	$-	$-

General and administrative	15,000	30,150	120,150

Net loss	$(15,000)	$(30,150)	$(120,150)

Basic and diluted loss per share	*	*	*
Weighted average number of common shares outstanding	77,500,000	65,833,333	71,955,178

* Less than $(.01) per share

See notes to financial statements.

DEVELOCAP, INC
(a development stage company)
Statement of Stockholders’ Deficit

	Common stock
	Shares	Amount	Deficit Accumulated During Development Stage	Additional Paid-in Capital	Total

Inception	-	$-	$-	$-	$-

Common stock issued for services at $0.001 per share, January 23, 2004	60,000,000	60,000	-	-	60,000
Net loss for the period	-	-	-	(60,000)	(60,000)

Balance, January 31, 2004	60,000,000	60,000	-	(60,000)	-

Issuance of stock options	-	-	1,650	-	1,650

Exercise of stock options	17,500,000	17,500	-	-	17,500

Net loss for the year	-	-	-	(45,150)	(45,150)

Balance, January 31, 2005	77,500,000	77,500	1,650	(105,150)	(26,000)

Net loss for the period	-	-	-	(15,000)	(15,000)

Balance, October 31, 2005	77,500,000	$77,500	$1,650	$(120,150)	$(41,000)

See notes to financial statements.

DEVELOCAP, INC.
(a development stage company)

Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2004	Period from January 23, 2004 (inception) to October 31, 2005
OPERATING ACTIVITIES:
Net loss	$(15,000)	$(30,150)	$(120,150)
Adjustment to reconcile net loss to net cash used in operating activities
Expenses associated with the granting of stock options	-	1,650	1,650
Stock-based compensation	-	17,500	77,500
Changes in assets and liabilities
Change in accrued expenses	15,000	11,000	41,000
Net Cash Used in Operating Activities	-	-	-

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See notes to financial statements

DEVELOCAP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal period ended January 31, 2005.

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

In calculating the value of total assets, Develocap will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked prices for other securities. Debt and equity securities that are not publicly traded will be valued at fair value as determined in good faith by the valuation committee of the board of directors based on the recommendation by its investment adviser and under valuation guidelines adopted by the board of directors, and then approved by the entire board of directors. Initially, the fair value of these securities will be their original cost. Debt securities valued at cost would be revalued for significant events affecting the issuer’s performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as results of subsequent financing, the availability of market quotations, the portfolio company’s operations and changes in market conditions.

For warrants, the cost usually will be their fair market value. Debt securities with remaining maturities of 60 days or less at the time of purchase will be valued at amortized cost. Debt securities which are publicly traded will be valued by using market quotations obtained from pricing services or dealers. Valuation guidelines are subject to periodic review by the board of directors and may be revised in light of experience, regulatory developments or otherwise.

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to the financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

e. Net Loss Per Common Share

Net loss per common share has been calculated by dividing the net loss for the period by the basic and diluted weighted average number of shares outstanding.

f. Impact of New Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s annual report for the year ended January 31, 2008, it will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end;

•	of the framework used by management to evaluate the effectiveness of its internal control over financial reporting; and

•	that its independent accounting firm has issued an attestation report on management’s assessment of its internal control over financial reporting, which report is also required to be filed.

In December 2005 the SEC's advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

The FASB has issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. It is not believed that this will have an impact on the Company in the foreseeable future.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At January 31, 2005, the Company had no working capital and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured and will offer noncash consideration wherever possible. The Company intends to raise its initial capital through the sale of shares of its common stock if a trading symbol can be obtained. The offer and sale of the shares will not be registered under the Securities Act of 1933 because, as a registered business development company, their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act. The Company will not commence its offering unless and until it receives a trading symbol for its securities. There is no way to predict the likelihood or timing of obtaining a trading symbol. If a symbol is obtained, there is no way of predicting the likelihood for success of a Regulation E offering. If the Company is unable to obtain financing or if the financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

In December 2005 the SEC's advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

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
Date: January 30, 2006