Form 10-K
period 2006-01-31
DEVELOCAP INC
filed 2007-12-26
CIK 1279740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 000-50613

DEVELOCAP, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
605 Third Avenue New York, NY	10158

(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐     No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock, as of October 15, 2007 is 77,500,000 shares, all of one class, $.001 par value per share.  Of this number, 18,500,000 shares were held by non-affiliates* of the Registrant.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 18,500,000 shares held by non-affiliates, based upon the book value as of October 15, 2007, is $-0-.

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

We have decided to explore taking the steps necessary to cease being a BDC and becoming a consulting firm. It is likely that we will pursue these steps prior to March 31, 2008.  If we decide to become a consulting firm, we will outsource much of the work that we obtain to independent firms that are known to us.

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

i.

purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral,

ii.

own the securities of companies that are in the business of buying, selling or developing real estate, or

iii.

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

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing.   The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders.   We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued equity securities or, if a new equity offering is imminent, will next issue equity securities.    The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes or convertible preferred stock.   Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance.   We will generally negotiate for registration rights with the issuer that may provide:

▪

"piggyback" registration rights, which will permit us, under certain circumstances, to include some or all of the securities owned by us in a registration statement filed by the eligible portfolio company, or

▪

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

Taxation of Develocap's Shareholders - Dividends paid to shareholders that are attributable to our net investment income will be taxable to shareholders as ordinary income.   Capital gain distributions are taxable as long-term capital gains regardless of how long the shareholder has held our shares.   It is not anticipated that a significant portion of our dividends will qualify for the dividends-received deduction for corporations.

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

Tax-Exempt Investors - Qualified plans, individual retirement accounts and investors exempt from taxation under the internal Revenue Code Section 501(c)(3) are generally exempt from taxation except to the extent that they have unrelated business taxable income (UBTI),determined in accordance with Internal Revenue Code Sections 511-514.   If Develocap qualifies as a RIC, it is likely that distributions to a tax-exempt entity shareholder that are treated as dividends will not be considered UBTI and will therefore be exempt from federal income tax even if Develocap borrows to acquire its investment assets.   Under Section 512(b) of the Internal Revenue Code, UBTI does not include dividends received by a tax-exempt entity.   As a general rule, the income tax provisions relating to a corporation apply to RICs, unless Subchapter M of the Internal Revenue Code provides otherwise, and thus Section 512(b) should apply to exclude from UBTI dividends paid by a RIC to a tax-exempt entity.   This conclusion is also supported by Revenue Ruling 66-106, which applies Section 512(b) to exclude from UBTI dividends paid to the tax-exempt shareholders of a real estate investment trust, a conduit entity that invests in real estate and is substantially similar to a RIC for tax purposes, on the same theory. However, if a tax-exempt entity borrows money to purchase its shares, a portion of its income from Develocap will constitute UBTI pursuant to the "debt-financed property rules."

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

•

results of subsequent financing,

•

the availability of market quotations,

•

the portfolio company’s operations and

•

changes in market conditions.

For warrants, our cost usually will be a nominal amount, such as $.01 per share.  Debt securities with remaining maturities of 60 days or less at the time of purchase will be valued at amortized cost.  Debt securities which are publicly traded will be valued by using market quotations obtained from pricing services or dealers.  Our valuation guidelines will be subject to periodic review by our board of directors and may be revised in light of our experience, regulatory developments or otherwise.

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures.  Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Employees

At October 15, 2007, we had one employee, Stephen B. Schneer, who currently devotes minimal hours per week to us.  Various aspects of due diligence of prospective portfolio companies and monitoring the activities of portfolio companies or any other work that needs to be done will be subcontracted to outside consultants.

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

Item 1A.

RISK FACTORS

We are a development stage company with no resources or source of revenues.

We are a development stage company and have not yet entered into any financing transactions with any portfolio companies.  We have no experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives.  To date, our efforts have been limited primarily to organizational activities and preparation of a registration statement and other regulatory filings.  We have no resources and have realized no revenues to date.  In addition, we will not achieve any revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit. Develocap will be wholly dependent for the selection, structuring, closing and monitoring of all of its investments on the diligence and skill of its management, acting under the supervision of Develocap's board of directors.  None of these individuals (currently three persons) has substantial experience in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made.   We cannot assure you that Develocap will attain its investment objective.

Our independent registered auditors included an explanatory paragraph in their report on our fiscal 2006 financial statements that indicated that we are in the development stage and, among other things, have negative working capital of $46,000, accumulated deficit of $125,150, and no revenues, all of which raises substantial doubt about our ability to continue as a going concern.

Investments in Develocap by new shareholders will be diluted immediately.

The present shareholders of Develocap have acquired an interest in Develocap at a total cost substantially less than the total cost the public investors will likely pay for their shares. Therefore, the public investors will bear most of the risk of loss. As of January 23, 2004 (inception date), Develocap authorized a total of 199,000,000 shares of common stock for issuance and 1,000,000 shares of our preferred stock for issuance. As of October 15, 2007, there were 66,500,000 common shares outstanding, all of which are held by founders and consultants/professionals in consideration for their services in developing our business concept and plan as well as related documents. All shares were considered issued at their fair value.

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

We intend to attempt raising our initial capital through the sales of shares of our common stock. The offer and sale of the shares will not be registered under the 1933 Act on the grounds that their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act.   Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or free-trading securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance.

We cannot assure you that we will be successful in selling the common shares or, if sold, at what price. We will not be able to commence operations as a BDC or make any investments until and unless we obtain funding.

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

We are totally reliant on management.

We will be wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management, acting under the supervision of Develocap's board of directors.   None of these individuals (currently 2 persons) has substantial experience in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made.

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

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTY

We have not commenced business and have no assets. We currently operate out of office space located at 605 Third Avenue, New York, NY 10158 which is provided to us by our founder at no cost which serves as our principal address.

Item 3.

LEGAL PROCEEDINGS

We are not involved in any litigation.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In April 2007, Stephen B. Schneer was appointed acting Chairman and President. The positions were vacant since October 2005.

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

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on December 15, 2007, there were ten stockholders of record of our common stock, and 77,500,000 shares were issued and outstanding.

The foregoing issuances of 66,500,000 shares include:

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

Item 6.

SELECTED FINANCIAL DATA

	January 31,
	2006	2005
Total liabilities	$ 46,000	$ 26,000
Stockholders’ deficit	$ (26,000)	$ (26,000)

	Year Ended January 31,
	2006	2005
Total expenses	$ 20,000	$ 45,100
Net loss	$ (20,000)	$ (45,100)

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

Operations

We are a development stage and have not yet entered into any definitive financing transactions with any portfolio companies.  We have no experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives.  To date, our efforts have been limited primarily to organizational activities and preparation of documents to be filed with the SEC.  We have no resources and have realized no revenues to date.  In addition, we will not achieve any revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit. Develocap will be wholly dependent for the selection, structuring, closing and monitoring of all of its investments on the diligence and skill of its management, acting under the supervision of Develocap's board of directors.  None of these individuals has substantial experience in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made.  We cannot assure you that Develocap will attain our investment objective.

We will not commence operations as a BDC until and unless we raise capital through the sales of shares pursuant to Regulation E of the 1933 Act. We will not attempt to raise funds through a Regulation E offering unless and until we receive a trading symbol for our securities. We cannot predict the likelihood or timing of getting such a symbol.

We have decided to explore taking the steps necessary to cease being a BDC and becoming a consulting firm. It is likely that we will pursue these steps prior to March 31, 2008. If we decide to become a consulting firm, we will outsource much of the work that we obtain to independent firms that are known to us.

At the time that we are preparing this Annual Report, we are still a BDC.  The 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of its outstanding voting securities. We have no resources and have realized no revenues to date.

Liquidity

We have not obtained any source of funding. If we remain a BDC, we will attempt to raise our initial capital through the sale of shares of our common stock. The offer and sale of the shares will not be registered under the 1933 Act because their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act.  Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or free-trading securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance.

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

Seasonality

We do not yet have a basis to determine whether our business will be seasonal.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of January 31, 2006, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

Item 8.

FINANCIAL STATEMENTS

Develocap’s financial statements as of January 31, 2006 and the year then ended start on page F-1.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

a)

On October 26, 2007, Develocap, Inc (“Registrant’) dismissed its independent registered public accounting firm, Most & Company, LLP (“Mostco”)

b)

The reports of Mostco on our financial statements as of and for the year ended January 31, 2005 and for the period from January 23, 2004 (Inception) through January 31, 2004 and January 23, 2004 (Inception) through January 31, 2006 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

c)

The decision to change independent registered public accounting firms was approved by the members of our Board of Directors.

d)

During our two most recent fiscal years and the subsequent interim periods through October 26, 2007, there were no disagreements with Mostco on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mostco, would have caused it to make reference thereto in its reports on the financial statements for such years.

e)

We engaged Li & Company, PC as our new independent certified public accounting firm to audit our financial statements effective October 26, 2007. Prior to such engagement, we did not consult such firm on any of the matters referenced in Regulation S-B Item 304(a)(2).

Item 9A.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer/ Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Item 9B

OTHER INFORMATION

No event occurred during the fourth quarter of fiscal 2006 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors are as follows:

Name	Age	Title
Stephen B. Schneer	73	Chairman, President and CFO

Stephen B. Schneer – is an attorney who practices law in New York City. He holds a BA from Washington & Jefferson and a JD from Columbia University. He is also a director of Innocap, Inc., a business development company based in Atlanta, GA.

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

Stock Option Plan

Pursuant to the January 28, 2004 board of directors approval and subsequent stockholder approval, we adopted our 2004 Non-Statutory Stock Option Plan whereby Develocap reserved for issuance up to 20,000,000 shares of its common stock.

Management issued 17,500,000 options under the plan to certain current members of the management team as well as other persons whom it considers to be important to its current and proposed business activities. All options were exercisable at $.001 par value per share for a period of five years from the date of issuance and were exercised in full in August 2004.

As previously indicated, the board of directors, on January 28, 2004, adopted the plan so as to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of Develocap and its subsidiaries, if any.   The board of directors believes that Develocap’s policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates.  In addition, the plan is intended to provide Develocap with maximum flexibility to compensate plan participants.   We believe that such flexibility will be an integral part of Develocap’s policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value.   The board of directors believes that important advantages to Develocap are gained by an option program such as:

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

Item 11.

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

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Stephen B. Schneer	2006	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
Chairman, President, Secretary, Treasurer	2005	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	$-0-	$1,000	-0-	-0-	-0-
Chairman, President, Secretary, Treasurer	2004	-0-	-0-	$-0-	-0-	-0-	-0-	-0-

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of October 15, 2007 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned [1]	Percent of Class
Stephen B. Schneer 605 Third Avenue New York, NY 10158	4,000,000	5.2%
Gary B. Wolff 488 Madison Avenue New York, NY 10017	12,000,000	15.5%
GCND, Inc. PO Box 5240 Ridge, NY 11961	28,000,000	36%
Jimmy B. Holten 605 Third Avenue New York, NY 10158	11,000,000	14.2%
Jody Walker 7841 South Garfield Way Centennial, CO 80122	6,000,000	7.7%
R. Bret Jenkins 11291 Palisade View Drive South Jordan, Utah 84095	6,000,000	7.7%
Doyle S. Elliott 501 Manatee Avenue Holmes Beach, FL 34217	10,000,000	12.9%
Officers and Directors as a group (1 members)	4,000,000	5.2%

Unless otherwise indicated, Develocap believes that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.   Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised. K. Ivan F. Gothner has sole voting and investment power for all shares held by GCND, Inc.

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

None, except as indicated in Part I, Item 2 as relates to our office space; and

b.

Except for the following issuance of shares and/or options, all since converted into shares as a result of option exercise as follows:

Name	Position with Issuer	Number of Shares Issued
Jimmy B Holton	Former President	1,000,000
Stephen B. Schneer	Director	1,000,000

The options were granted under our 2004 Stock Incentive Plan.  No underwriter participated in the transactions and no underwriting discounts or commissions were paid to anyone. The shares underlying the options were registered on a Form S8 filed on June 28, 2004. All options have been exercised.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Li & Company, PC in connection with statutory and regulatory filings. Fees incurred $500 for each quarterly review associated with our Form 10-Q filings and $5,000 for the annual audit of the Company’s financial statements included as part of our Form 10-K filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2006.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended January 31, 2006.

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

/s/  Stephen B. Schneer

STEPHEN B. SCHNEER

Title: President and

Chief Financial Officer

Date: December 13, 2007

DEVELOCAP, INC.

(A DEVELOPMENT STAGE COMPANY)

January 31, 2006

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Contents

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2

BALANCE SHEETS

F-3

STATEMENTS OF OPERATIONS

F-4

STATEMENT OF STOCKHOLDERS’ DEFICIT

F-5

STATEMENTS OF CASH FLOWS

F-6

NOTES TO FINANCIAL STATEMENTS

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Develocap, Inc.

(A Development Stage Company)

New York, New York

We have audited the accompanying balance sheets of Develocap, Inc. (a development stage company) (the “Company”) as of January 31, 2006 and 2005 and the related statements of operations, stockholders’ deficit and cash flows for the years ended January 31, 2006 and 2005, the period from January 23, 2004 (inception) through January 31, 2004 and the period from January 23, 2004 through January 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Develocap, Inc. as of January 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended January 31, 2006, 2005, the period from January 23, 2004 (inception) through January 31, 2004, and the period from January 23, 2004 through January 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in the development stage and, among other things, has negative working capital of $46,000, an accumulated deficit of $125,150, and no revenues, all of which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

November __, 2007

DEVELOCAP, INC.

(A development stage company)

Balance Sheets

	January 31,	January 31,
	2006	2005

ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:

Accrued liabilities	$46,000	$26,000

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued and outstanding at either date
Common stock at $0.001 par value; 199,000,000 shares authorized; 77,500,000 and 77,500,000 shares issued and outstanding	77,500	77,500
Additional paid-in capital	1,650	1,650
Deficit accumulated during development stage	(125,150)	(105,150)
Stockholders’ Deficit	(46,000)	(26,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

	Year ended January 31, 2006	Year ended January 31, 2005	Period from January 23, 2004 (inception) through January 31, 2004	Period from January 23, 2004 (inception) through January 31, 2006

Revenue	$-	$-	$-	$-

General and administrative	20,000	45,150	60,000	125,150

Net loss	$(20,000)	$(45,150)	$(60,000)	$(125,150)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(.00)
Weighted average number of common shares outstanding - basic and diluted	76,583,333	68,750,000	60,000,000

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statement of Stockholders’ Deficit

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Inception	-	$-	$-	$-	$-

Common stock issued for services at $0.001 per share, January 23, 2004	60,000,000	60,000	-	-	60,000
Net loss	-	-	-	(60,000)	(60,000)

Balance, January 31, 2004	60,000,000	60,000	-	(60,000)	-

Exercise of stock options	17,500,000	17,500	1,650	-	19,150

Net loss	-	-	-	(45,150)	(45,150)

Balance, January 31, 2005	77,500,000	77,500	1,650	(105,150)	(26,000)

Net loss	-	-	-	(20,000)	(20,000)

Balance, January 31, 2006	77,500,000	$77,500	$1,650	$(125,150)	$(46,000)

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Cash Flows

	Year Ended January 31, 2006	Year Ended January 31, 2005	Period from January 23, 2004 (inception) through January 31, 2004	Period from January 23, 2004 (inception) Through January 31, 2006
OPERATING ACTIVITIES
Net loss	$(20,000)	$(45,150)	$(60,000)	$(125,150)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses associated with granting stock options	-	1,650	-	1,650
Liabilities satisfied by issuing shares	-	17,500	60,000	77,500
Net change in accrued liabilities	20,000	26,000	-	46,000

Net Cash Used in Operating Activities	-	-	-	-

CHANGE IN CASH	-	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-	-
CASH AT END OF PERIOD	$-	$-	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2006 and 2005

NOTE 1 -- ORGANIZATION

Develocap, Inc. (a development stage company) (“Develocap”, or the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In September 2004, it filed a notice with the Securities and Exchange Commission of its intent to elect in good faith to be regulated as a Business Development Company under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”). All losses accumulated since inception have been considered as part of the Company’ development stage activities.

Use of estimates

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

In calculating the value of our total assets, we will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked prices for other securities.   Debt and equity securities that are not publicly traded will be valued at fair value as determined in good faith by the valuation committee of our board of directors based on the recommendation by our investment adviser and under valuation guidelines adopted by our board of directors, and then approved by our entire board of directors. Initially, the fair value of these securities will be their original cost.   Debt securities valued at cost would be revalued for significant events affecting the issuer’s performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as results of subsequent financing, the availability of market quotations, the portfolio company’s operations and changes in market conditions.

For warrants, our cost usually will be a nominal amount, such as $.01 per share.   Debt securities with remaining maturities of 60 days or less at the time of purchase will be valued at amortized cost.   Debt securities which are publicly traded will be valued by using market quotations obtained from pricing services or dealers.   Our valuation guidelines are subject to periodic review by our board of directors and may be revised in light of our experience, regulatory developments or otherwise.

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures.  Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Year-end

The Company has elected a fiscal year ending on January 31.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net loss per common share

Basic and diluted loss per common share has been calculated based on the weighted average number of shares outstanding of common stock and potentially outstanding shares of common stock during the period after giving retroactive effect to stock splits. There were no potentially dilutive common shares outstanding as of January 31, 2007.

Recently issued accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ended January 31, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109 “Accounting for Income Taxes”. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5 “Accounting for Contingencies”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The adoption of this statement did not have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued FASB Statement No. 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 for an employer with publicly traded equity securities. The Company does not anticipate that the adoption of this statement will have any effect on the Company’s financial condition and results of operations since the Company does not have any defined benefit or other postretirement plans.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have had a material effect on the accompanying financial statements.

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At January 31, 2006 the Company had negative working capital of $46,000, an accumulated deficit of $125,150, and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is considering withdrawing its election as a business development company and converting into a consulting business.

NOTE 4 – STOCKHODERS’ DEFICIT

On January 23, 2004, the Board of Directors issued 60,000,000 shares of common stock for $60,000 in services to the founding shareholders of the Company.

Preferred stock

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors.  Accordingly, the Company’s board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At January 31, 2006, the Company had no shares of preferred stock issued and outstanding.

Common stock

The holders of the Company’s common stock:

•

Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

•

Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•

Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

•

Are entitled to one noncumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

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

All options were exercised in August 2004. No options are outstanding at January 31, 2006.

NOTE 5 -- INCOME TAXES

At January 31, 2006, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $123,500 that may be used to offset future taxable income through the fiscal year ending January 31, 2026. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax assets of approximately $41,990 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $41,990.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $6,800, $14,790 and $20,400 for the years ended January 31, 2006 and 2005, the period from January 23, 2004 (inception) through January 31, 2004, respectively.

Components of deferred tax assets as of January 31, 2006 are as follows:

Net deferred tax assets – Non-current:

Expected Federal income tax benefit from NOL carryforwards from acquired company	$41,990
Less valuation allowance	(41,990)
Deferred tax assets, net of valuation allowance	$-

The reconciliation of the effective income tax rate to the federal statutory rate for the fiscal year ended June 30, 2007

Federal income tax rate	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%
Effective income tax rate	0.0%

NOTE 6 -- QUARTERLY SUMMARY

A summary of the Company’s quarterly information follows:

2006	Quarter
	First	Second	Third	Fourth	Total

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	5,000	5,000	5,000	5,000	20,000

Net Loss	$(5,000)	$(5,000)	$(5,000)	$(5,000)	$(20,000)

Loss Per Share	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)

2005	Quarter
	First	Second	Third	Fourth	Total

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	16,600	10,050	3,500	15,000	45,150

Net Loss	$(16,600)	$(10,050)	$(3,500)	$(15,000)	$(45,150)

Loss Per Share	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)

NOTE 7 -- RELATED PARTY TRANSACTIONS

The Company is provided office space by an affiliate, owned by officers of the Company, without cost.

Accrued expenses of $26,000 and $16,000 at January 31, 2006 and 2005, respectively, were due to professional firms controlled by individuals who are also Company shareholders.