Form 10-Q
period 2006-04-30
DEVELOCAP INC
filed 2007-12-26
CIK 1279740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number 000-50613

DEVELOCAP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

605 Third Avenue

New York, NY 10158

 (Address of principal executive offices)

212-972-1100

(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 77,500,000 shares of Common Stock, as of October 15, 2007.

DEVELOCAP, INC.

PART I

Develocap, Inc. is filing its Quarterly Report on Form 10-Q. This Quarterly Report is for the quarter ended April 30, 2006. A business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.” Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”  “believe,”  “estimate,”  “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1

FINANCIAL STATEMENTS

DEVELOCAP, INC

(A development stage company)

Balance Sheets

	April 30,	January 31,
	2006	2006
	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$48,500	$46,000

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued and outstanding at either date
Common stock at $0.001 par value; 199,000,000 shares authorized; 77,500,000 shares issued and outstanding at both periods	77,500	77,500
Additional paid-in capital	1,650	1,650
Deficit accumulated during development stage	(127,650)	(125,150)
Stockholders’ Deficit	(48,500)	(46,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

 (Unaudited)

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005	Period from January 23, 2004 (inception) through April 30, 2006

Revenue	$-	$-	$-

General and administrative	2,500	5,000	127,650

Net loss	$(2,500)	$(5,000)	$(127,650)

Net loss per common share - basic and diluted	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding - basic and diluted	77,500,000	77,500,000

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statement of Stockholders’ Deficit

From January 23, 2004 (Inception) through April 30, 2006

(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during Development Stage	Total

Inception	-	$-	$-	$-	$-

Common stock issued for services at $0.001 per share, January 23, 2004	60,000,000	60,000	-	-	60,000

Net loss	-	-	-	(60,000)	(60,000)

Balance, January 31, 2004	60,000,000	60,000	-	(60,000)	-

Exercise of stock options	17,500,000	17,500	1,650	-	19,150

Net loss	-	-	-	(45,150)	(45,150)

Balance, January 31, 2005	77,500,000	77,500	1,650	(105,150)	(26,000)

Net loss	-	-	-	(20,000)	(20,000)

Balance, January 31, 2006	77,500,000	77,500	1,650	(125,150)	(46,000)

Net loss	-	-	-	(2,500)	(2,500)

Balance, April 30, 2006	77,500,000	$77,500	$1,650	$(127,650)	$(48,500)

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Cash Flows

 (Unaudited)

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005	Period from January 23, 2004 (inception) through April 30, 2006
OPERATING ACTIVITIES:
Net loss	$(2,500)	$(5,000)	$(127,650)
Adjustment to reconcile net loss to net cash used in operating activities
Expenses associated with granting stock options	-	-	1,650
Stock-based compensation	-	-	77,500
Changes in assets and liabilities:
Net change in accrued liabilities	2,500	5,000	48,500
Net Cash Provided by Operating Activities	-	-	-

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2006

(Unaudited)

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal period ended January 31, 2006.

Recent accounting propouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At April 30, 2006 the Company had negative working capital of $48,500, an accumulated deficit of $127,650, and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to cease its efforts to become a Business Development Company and will become a consulting firm by March 31, 2008, at which time it will aggressively seek consulting engagements. It will use outside consultants to assist it to perform and complete any engagements obtained. If the Company is unable to obtain consulting engagements or financing or if the revenue from the consulting engagements or financing it does obtain are insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

While the Company is attempting to increase revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Operations

We are currently a development stage company.  To date, our efforts have been limited primarily to organizational activities, planning to be a Business Development Company and preparation of documents to be filed with the Securities and Exchange Commission.  We have no resources and have realized no revenues to date.  We now believe that we will be unable to raise capital through the sales of shares pursuant to Regulation E of the 1933 Act. We will likely, therefore, cease our efforts to become a Business Development Company and become a business consulting firm by March 31, 2008, at which time we will aggressively seek consulting engagements. We will use outside consultants to assist us to perform and complete any engagements obtained. If we are unable to obtain consulting engagements or financing or if the revenue from the consulting engagements or financing that we do obtain are insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

We cannot offer any assurances that we will be successful in our efforts to become a consulting firm.

Liquidity

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except to meet regulatory requirements.  We believe that the perception that many people have of a public company may make it likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in being able to satisfy obligations through the issuance of restricted shares of our common stock.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

We have not obtained any source of funding. Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended January 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

▪

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (“SFAS 158”).  SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of January 1, 2007.  The application of FIN 48 did not have a material impact on our financial position and results of operations.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect prior to April 30, 2007, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.

Seasonality

We do not yet have a basis to determine whether our business will be seasonal.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Regulation S-B Section 303.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets and do not have any investments, there is no quantitative information or market risk that has any impact on our present business.

ITEM 4

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1

Legal Proceedings

None

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

Item 3

Defaults Upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Security Holders

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

By:

/s/ Stephen B. Schneer

Stephen B. Schneer

President

December 11, 2007