Form 10-Q
period 2006-07-31
DEVELOCAP INC
filed 2007-12-26
CIK 1279740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

212-972-1100

(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 77,500,000 shares of Common Stock, as of July 25, 2007.

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

ITEM 1

FINANCIAL STATEMENTS

DEVELOCAP, INC

Balance Sheets

	July 31,	January 31,
	2006	2006
	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$-0-	$-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$51,000	$46,000

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none outstanding at either date
Common stock at $0.001 par value; authorized 199,000,000 shares; 77,500,000 shares outstanding at both periods	77,500	77,500
Additional paid-in capital	1,650	1,650
Accumulated deficit	(130,150)	(125,150)
Stockholders’ Deficit	(51,000)	(46,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See Notes to Accompanying Financial Statements.

DEVELOCAP, INC.

Statements of Operations

Three Months Ended July 31, 2006 and 2005

(Unaudited)

	2006	2005

Revenue	$-	$-

General and administrative	2,500	5,000

Net loss	$(2,500)	$(5,000)

Basic and diluted loss per share	$(.00)	$(.00)
Weighted average number of common shares outstanding	77,500,000	77,500,000

See Notes to Accompanying Financial Statements.

DEVELOCAP, INC.

Statements of Operations

Six Months Ended July 31, 2006 and 2005

(Unaudited)

	2006	2005

Revenue	$-	$-

General and administrative	5,000	10,000

Net loss	$(5,000)	$(10,000)

Basic and diluted loss per share	$(.00)	$(.00)
Weighted average number of common shares outstanding	77,500,000	77,500,000

See Notes to Accompanying Financial Statements.

DEVELOCAP, INC.

Statements of Cash Flows

Six Months Ended July 31, 2006 and 2005

(Unaudited)

OPERATING ACTIVITIES:	2006	2005
Net Loss	$(5,000)	$(10,000)
Net change in accrued liabilities	5,000	10,000

Net Cash Provided by Operating Activities	-	-

FINANCING ACTIVITIES	-	-

INVESTING ACTIVITIES	-	-

INCREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Accompanying Financial Statements.

DEVELOCAP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal period ended January 31, 2006.

NOTE 2 -- ORGANIZATION

Develocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In September 2004, it filed a notice with the Securities and Exchange Commission of its intent to elect in good faith to be regulated as a Business Development Company under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act.

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At July 31, 2006 the Company had negative working capital of $51,000, an accumulated deficit of $130,150, and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

December 10, 2007