Form 10-K
period 2007-01-31
DEVELOCAP INC
filed 2007-12-26
CIK 1279740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

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

Federal withholding taxes at a rate of 30%or a lesser treaty rate, may apply to distributions to shareholders who are nonresident aliens or foreign partnerships, trust or corporations.   The rules governing United States federal income taxation of foreign shareholders are complex, and prospective non-U.S. shareholders should consult with their own tax advisors to determine the impact of federal, state and local income tax laws with regard to an investment in shares, including any reporting requirements.

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

Our independent registered auditors included an explanatory paragraph in their report on our fiscal 2007 financial statements that indicated that we are in the development stage and, among other things, have negative working capital of $58,500, an accumulated deficit of $137,650, and no revenues, all of which raises substantial doubt about our ability to continue as a going concern.

Investments in Develocap by new shareholders will be diluted immediately.

The present shareholders of Develocap have acquired an interest in Develocap at a total cost substantially less than the total cost the public investors will likely pay for their shares. Therefore, the public investors will bear most of the risk of loss. As of January 23, 2004 (inception), Develocap authorized a total of 199,000,000 shares of common stock for issuance and 1,000,000 shares of our preferred stock for issuance. As of November 27, 2007, there were 66,500,000 common shares outstanding, all of which are held by founders and consultants/professionals in consideration for their services in developing our business concept and plan as well as related documents. All shares were considered issued at their fair value.

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

Item 6.

SELECTED FINANCIAL DATA

	January 31,
	2007	2006

Total liabilities	$ 58,500	$ 46,000
Stockholders’ deficit	$ (58,500)	$ (46,000)

	Year Ended January 31,
	2007	2006

Total expenses	$ 12,500	$ 20,000
Net loss	$ (12,500)	$ (20,000)

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

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of January 31, 2007, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

Item 8.

FINANCIAL STATEMENTS

Develocap’s financial statements as of January 31, 2007 and the year then ended start on page F-1.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Item 9B

OTHER INFORMATION

No event occurred during the fourth quarter of fiscal 2007 that would have required disclosure in a report on Form 8-K.

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

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Stephen B. Schneer	2007	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
Chairman, President, Secretary, Treasurer	2006	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	$-0-	$1,000	-0-	-0-	-0-
Chairman, President, Secretary, Treasurer	2004	-0-	-0-	$-0-	-0-	-0-	-0-	-0-

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned [1]	Percent of Class
Stephen B. Schneer 605 Third Avenue New York, NY 10158	4,000,000	5.2%
Gary B. Wolff 488 Madison Avenue New York, NY 10017	12,000,000	15.5%
GCND, Inc. PO Box 520 Ridge, NY 11961	28,000,000	36.1%
Jimmy B. Holton 605 Third Avenue New York, NY 10158	11,000,000	14.2%
Jody Walker 7841 South Garfield Way Centennial, CO 80122	6,000,000	7.7%
R. Bret Jenkins 11291 Palisade View Drive South Jordan, Utah 84095	6,000,000	7.7%
Doyle S. Elliott 501 Manatee Avenue Holmes Beach, FL 34217	10,000,000	12.9%
Officers and Directors as a group (1 members)	4,000,000	5.2%

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

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2007.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended January 31, 2007.

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

January 31, 2007

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Contents

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2

BALANCE SHEETS

F-3

STATEMENTS OF OPERATIONS

F-4

STATEMENT OF STOCKHOLDERS’ DEFICIT

F-5

STATEMENTS OF CASH FLOWS

F-6

NOTES TO FINANCIAL STATEMENTS

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Develocap, Inc.

(A Development Stage Company)

New York, New York

We have audited the accompanying balance sheets of Develocap, Inc. (a development stage company) (the “Company”) as of January 31, 2007 and 2006 and the related statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended January 31, 2007 and for the period from January 23, 2004 (inception) through January 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Develocap, Inc. as of January 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2007 and the period from January 23, 2004 (inception) through January 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in the development stage and, among other things, has negative working capital of $58,500, an accumulated deficit of $137,650, and no revenues, all of which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

November __, 2007

DEVELOCAP, INC.

(A development stage company)

Balance Sheets

	January 31,	January 31,
	2007	2006

ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$58,500	$46,000

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value: 1,000,000 shares authorized, none issued and outstanding at either date
Common stock at $0.001 par value: 199,000,000 shares authorized; 77,500,000 shares issued and outstanding	77,500	77,500
Additional paid-in capital	1,650	1,650
Deficit accumulated during the development stage	(137,650)	(125,150)
Stockholders’ Deficit	(58,500)	(46,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

	Year ended January 31, 2007	Year ended January 31, 2006	Year ended January 31, 2005	Period from January 23, 2004 (inception) through January 31, 2007

Revenue	$-	$-	$-	$-

General and administrative	12,500	20,000	45,150	137,650

Net loss	$(12,500)	$(20,000)	$(45,150)	$(137,650)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	77,500,000	76,583,333	68,750,000

See accompanying notes to the financial statements.

DEVELOCAP, INC.

 (A development stage company)

Statement of Stockholders’ Deficit

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, February 1, 2004	60,000,000	$60,000	$-	$(60,000)	$-

Exercise of stock options	17,500,000	17,500	1,650	-	19,150

Net loss	-	-	-	(45,150)	(45,150)

Balance, January 31, 2005	77,500,000	77,500	1,650	(105,150)	(26,000)

Net loss	-	-	-	(20,000)	(20,000)

Balance, January 31, 2006	77,500,000	77,500	1,650	(125,150)	(46,000)

Net loss	-	-	-	(12,500)	(12,500)

Balance, January 31, 2007	77,500,000	$77,500	$1,650	$(137,650)	$(58,500)

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Cash Flows

	Year Ended January 31, 2007	Year Ended January 31, 2006	Year Ended January 31, 2005	Period from January 23, 2004 (inception) through January 31, 2007
OPERATING ACTIVITIES
Net loss	$(12,500)	$(20,000)	$(45,150)	$(137,650)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses associated with granting stock options	-	-	1,650	1,650
Liabilities satisfied by issuing shares	-	-	17,500	77,500
Net change in accrued liabilities	12,500	20,000	26,000	58,500

Net Cash Used in Operating Activities	-	-	-	-

FINANCING ACTIVITIES	-	-	-	-

CHANGE IN CASH	-	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-	-
CASH AT END OF PERIOD	$-	$-	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2007 and 2006

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’ development stage activities.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic and diluted loss per common share has been calculated based on the weighted average number of shares outstanding of common stock and potentially outstanding shares of common stock during the period after giving retroactive effect to stock splits. There were no potentially dilutive common shares outstanding as of January 31, 2007.

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

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At January 31, 2007 the Company had negative working capital of $58,500, accumulated deficit of $137,650, and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is considering withdrawing its election as a business development company and converting into a consulting business.

NOTE 4 -- STOCKHODERS’ DEFICIT

On January 23, 2004, the Board of Directors issued 60,000,000 shares of common stock for $60,000 in services to the founding shareholders of the Company.

Preferred stock

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors.  Accordingly, the Company’s board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At January 31, 2007, the Company had no shares of preferred stock issued and outstanding.

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

All options were exercised in August 2004. No options are outstanding at January 31, 2007.

NOTE 5 -- INCOME TAXES

At January 31, 2007, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $136,000 that may be used to offset future taxable income through the fiscal year ending January 31, 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax assets of approximately $46,240 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $46,240.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $4,250, $6,800 and $14,790 during each of the three fiscal years in the period ended January 31, 2007, respectively.

Components of deferred tax assets as of January 31, 2007 are as follows:

Net deferred tax assets – Non-current:

Expected Federal income tax benefit from NOL carryforwards from acquired company	$46,240
Less valuation allowance	(46,240)
Deferred tax assets, net of valuation allowance	$-

The reconciliation of the effective income tax rate to the federal statutory rate for the fiscal year ended June 30, 2007

Federal income tax rate	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%
Effective income tax rate	0.0%

NOTE 6 -- QUARTERLY SUMMARY

A summary of the Company’s quarterly information follows:

2007	Quarter
	First	Second	Third	Fourth	Total

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	2,500	2,500	2,500	5,000	12,500

Net Loss	$(2,500)	$(2,500)	$(2,500)	$(5,000)	$(12,500)

Loss Per Share	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)

2006	Quarter
	First	Second	Third	Fourth	Total

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	5,000	5,000	5,000	5,000	20,000

Net Loss	$(5,000)	$(5,000)	$(5,000)	$(5,000)	$(20,000)

Loss Per Share	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)

2005	Quarter
	First	Second	Third	Fourth	Total

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	16,600	10,050	3,500	15,000	45,150

Net Loss	$(16,600)	$(10,050)	$(3,500)	$(15,000)	$(45,150)

Loss Per Share	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)

NOTE 7 -- RELATED PARTY TRANSACTIONS

The Company is provided office space by an affiliate, owned by   officers of the Company, without cost.

Accrued expenses of $28,500 and $26,000 at January 31, 2007 and 2006, respectively, were due to professional firms controlled by individuals who are also Company shareholders.