Form 10-Q
period 2007-04-30
DEVELOCAP INC
filed 2007-12-26
CIK 1279740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

DEVELOCAP, INC.

PART I

Develocap, Inc. is filing its Quarterly Report on Form 10-Q. This Quarterly Report is for the quarter ended April 30, 2007. A business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.” Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

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

ITEM 1

FINANCIAL STATEMENTS

DEVELOCAP, INC.

(A development stage company)

Balance Sheets

	April 30,	January 31,
	2007	2007
	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$61,000	$58,500

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued and outstanding at either date
Common stock at $0.001 par value; 199,000,000 shares authorized; 77,500,000 shares issued and outstanding at both periods	77,500	77,500
Additional paid-in capital	1,650	1,650
Deficit accumulated during development stage	(140,150)	(137,650)
Stockholders’ Deficit	(61,000)	(58,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

 (Unaudited)

	Three Months Ended April 30, 2007	Three Months Ended April 30, 2006	Period from January 23, 2004 (inception) through April 30, 2007

Revenue	$-	$-	$-

General and administrative	2,500	2,500	140,150

Net loss	$(2,500)	$(2,500)	$(140,150)

Net loss per common share - basic and diluted	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding - basic and diluted	77,500,000	77,500,000

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statement of Stockholders’ Deficit

(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total

Inception	-	$-	$-	$-	$-

Common stock issued for services at $0.001 per share, January 23, 2004	60,000,000	60,000	-	-	60,000

Net loss	-	-	-	(60,000)	(60,000)

Balance, January 31, 2004	60,000,000	60,000	-	(60,000)	-

Exercise of stock options	17,500,000	17,500	1,650	-	19,150

Net loss	-	-	-	(45,150)	(45,150)

Balance, January 31, 2005	77,500,000	77,500	1,650	(105,150)	(26,000)

Net loss	-	-	-	(20,000)	(20,000)

Balance, January 31, 2006	77,500,000	77,500	1,650	(125,150)	(46,000)

Net loss	-	-	-	(12,500)	(12,500)

Balance, January 31, 2007	77,500,000	77,500	1,650	(137,650)	(58,500)

Net loss	-	-	-	(2,500)	(2,500)

Balance, April 30, 2007	77,500,000	$$77,500	$1,650	$(140,150)	$(61,000)

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Cash Flows

 (Unaudited)

	Three Months Ended April 30, 2007	Three Months Ended April 30, 2006	Period from January 23, 2004 (inception) through April 30, 2007
OPERATING ACTIVITIES:
Net Loss	$(2,500)	$(2,500)	$(140,150)
Adjustment to reconcile net loss to net cash used in operating activities
Expenses associated with granting stock options	-	-	1,650
Stock-based compensation	-	-	77,500
Changes in assets and liabilities
Net change in accrued liabilities	2,500	2,500	61,000
Net Cash Provided by Operating Activities	-	-	-

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Notes to the Financial Statements

April 30, 2007

(Unaudited)

NOTE 1 -- ORGANIZATION

Develocap, Inc. (a development stage company) (“Develocap” or the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In September 2004, it filed a notice with the Securities and Exchange Commission of its intent to elect in good faith to be regulated as a Business Development Company under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal period ended January 31, 2007.

Recently issued accounting  pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At April 30, 2007 the Company had negative working capital of $61,000, an accumulated deficit of $140,150, and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS No. 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS No. 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS No. 157 will have a material impact on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainties in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of January 1, 2007.  The application of FIN 48 did not have a material impact on our financial position and results of operations.

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

December 13, 2007