Form 10-Q
period 2007-10-31
DEVELOCAP INC
filed 2007-12-26
CIK 1279740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

212-972-1100

(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:77,500,000 shares of Common Stock, as of December 13 , 2007.

DEVELOCAP, INC.

PART I

Develocap, Inc. is filing its Quarterly Report on Form 10-Q. This Quarterly Report is for the quarter ended October 31, 2007. A business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.” Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

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

ITEM 1

FINANCIAL STATEMENTS

DEVELOCAP, INC.

(A development stage company)

Balance Sheets

	October 31,	January 31,
	2007	2007
	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$66,500	$58,500

TOTAL CURRENT LIABILITIES	66,500	58,500

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued and outstanding at either date
Common stock at $0.001 par value; 199,000,000 shares authorized; 77,500,000 shares issued and outstanding at both periods	77,500	77,500
Additional paid-in capital	1,650	1,650
Deficit accumulated during development stage	(145,650)	(137,650)
Stockholders’ Deficit	(66,500)	(58,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

 (Unaudited)

	Three Months Ended October 31, 2007	Three Months Ended October 31, 2006

Revenue	$-	$-

General and administrative	3,000	2,500

Net loss	$(3,000)	$(2,500)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	77,500,000	77,500,000

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

  (Unaudited)

	Nine Months Ended October 31, 2007	Nine Months Ended October 31, 2006	Period From January 23, 2004 (inception) through October 31, 2007

Revenue	$-	$-	$-

General and administrative	8,000	7,500	145,650

Net loss	$(8,000)	$(7,500)	$(145,650)

Basic and diluted loss per common share	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding	77,500,000	77,500,000

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statement of Stockholders’ Deficit

For the Period From January 23, 2004 (inception) through October 31, 2007

(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Inception	-	$-	$-	$-	$-

Common stock issued for services at $0.001 per share, January 23, 2004	60,000,000	60,000	-	-	60,000
Net loss				(60,000)	(60,000)

Balance, January 31, 2004	60,000,000	60,000		(60,000)	-

Exercise of stock options	17,500,000	17,500	1,650	-	19,150

Net loss	-	-	-	(45,150)	(45,150)

Balance, January 31, 2005	77,500,000	77,500	1,650	(105,150)	(26,000)

Net loss	-	-	-	(20,000)	(20,000)

Balance, January 31, 2006	77,500,000	77,500	1,650	(125,150)	(46,000)

Net loss	-	-	-	(12,500)	(12,500)

Balance, January 31, 2007	77,500,000	77,500	1,650	(137,650)	(58,500)

Net loss	-	-	-	(8,000)	(8,000)

Balance, October 31, 2007	77,500,000	$77,500	$1,650	$(145,650)	$(66,500)

See accompanying notes to the financial statements

DEVELOCAP, INC.

(A development stage company)

Statements of Cash Flows

  (Unaudited)

	Nine Months Ended October 31, 2007	Nine Months Ended October 31, 2006	Period from January 23, 2004 (inception) Through October 31, 2007
OPERATING ACTIVITIES:
Net Loss	$(8,000)	$(7,500)	$(145,650)
Adjustment to reconcile net loss to net cash used in operating activities
Expenses associated with granting stock options	-	-	1,650
Stock-based compensation	-	-	77,500
Changes in assets and liabilities
Net change in accrued liabilities	8,000	7,500	66,500
Net Cash Provided by Operating Activities	-	-	-

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2007

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal period ended January 31, 2007.

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At October 31, 2007 the Company had negative working capital of $66,500, an accumulated deficit of $145,650, and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Recently Issued Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) , as amended by SEC Release No. 33-8760 on December 15, 2006 .. Commencing with our annual report for the year ended January 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting ..

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In September 2006, FASB issued SFAS No. 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations since the Company does not have any defined benefit or other postretirement plans ..

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