Form 10-Q
period 2008-04-30
DEVELOCAP INC
filed 2008-08-18
CIK 1279740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number 000-50613

DEVELOCAP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-3030202
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

488 Madison Avenue, Suite 1100

New York, NY 10022

 (Address of principal executive offices)

212-682-2498

(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, as of August 8, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒    No ☐

DEVELOCAP, INC.

PART I

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

ITEM 1

FINANCIAL STATEMENTS

April 30, 2008 and 2007

DEVELOCAP, INC.

(A development stage company)

Balance Sheets

	April 30, 2008		January 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$-		$-

TOTAL ASSETS	$-		$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$78,000	$	$ 76,500

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding at either date
Common stock at $0.001 par value; 99,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000		1,000
Additional paid-in capital	78,150		78,150
Deficit accumulated during the development stage	(157,150)		(155,650)
Total Stockholders’ Deficit	(78,000)		(76,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-		$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Period from January 23, 2004 (inception) through April 30, 2008

Revenue	$-	$-	$-

General and administrative	1,500	2,500	157,150

Net loss	$(1,500)	$(2,500)	$(157,150)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	1,000,000	1,000,000

See accompanying notes to the financial statements.

DEVELOCAP, INC

(a development stage company)

Statement of Stockholders’ Deficit

For the Period from January 23, 2004 (inception) through April 30, 2008

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance, February 1, 2005	1,000,000	$1,000	$78,150	$(105,150)	$(26,000)

Net loss for the year				(20,000)	(20,000)

Balance, January 31, 2006	1,000,000	1,000	78,150	(125,150)	(46,000)

Net loss for the year				(12,500)	(12,500)

Balance, January 31, 2007	1,000,000	1,000	78,150	(137,650)	(58,500)

Net loss for the year	-	-	-	(18,000)	(18,000)

Balance, January 31, 2008	1,000,000	1,000	78,150	(155,650)	(76,500)

Net loss	-	-	-	(1,500)	(1,500)

Balance, April 30, 2008	1,000,000	$1,000	$78,150	$(157,150)	$(78,000)

See accompanying notes to the financial statements

DEVELOCAP, INC.

(A development stage company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Period from January 23, 2004 (inception) through April 30, 2008
OPERATING ACTIVITIES:
Net Loss	$(1,500)	$(2,500)	$(157,150)
Adjustment to reconcile net loss to net cash provided by operating activities
Expenses associated with granting stock options	-	-	1,650
Stock-based compensation	-	-	77,500
Changes in assets and liabilities:
Net change in accrued liabilities	1,500	2,500	78,000
Net Cash Provided by Operating Activities	-	-	-

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOWS ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2008 and 2007

(Unaudited)

NOTE 1 - ORGANIZATION

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

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is still devoting substantially all of its efforts on establishing its business, and revenue producing operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended April 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2008.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At April 30, 2008, the Company had negative working capital of $78,000, an accumulated deficit of $157,150, with no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is considering withdrawing its election as a business development company and converting into a consulting business.

NOTE 4 – SUBSEQUENT EVENTS

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

The following discussion and analysis provides information which management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Releases No. 33-8889 and 33-8934. Commencing with our annual report for the fiscal year ended January 31, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets, there is no quantitative information, as of April 30, 2008, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 4

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of April 30, 2008. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in Internal Controls.

During the quarter ended April 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

President

August 13, 2008