Form 10-Q
period 2008-07-31
DEVELOCAP INC
filed 2008-10-20
CIK 1279740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

212-682-2498

(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐        Non-Accelerated Filer ☐         Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, as of September 12, 2008.

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

ITEM 1

FINANCIAL STATEMENTS

DEVELOCAP, INC.

(A development stage company)

Balance Sheets

	July 31, 2008	January 31, 2008

	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$12,250	$76,500

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding at either date
Common stock at $0.001 par value; 199,000,000 shares authorized; 5,000,000 and 1,000,000 shares issued and outstanding at July 31, 2008 and January 31, 2008, respectively	5,000	1,000
Additional paid-in capital	149,150	78,150
Deficit accumulated during the development stage	(166,400)	(155,650)
Total stockholders’ deficit	(12,250)	(76,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31, 2008	For the Three Months Ended July 31, 2007

Revenue	$-	$-

General and administrative	9,250	2,500

Net loss	$(9,250)	$(2,500)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding	1,739,130	1,000,000

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	For the Six Months Ended July 31, 2008	For the Six Months Ended July 31, 2007	For the Period From January 23, 2004 (inception) through July 31, 2008

Revenue	$-	$-	$-

General and administrative	10,750	5,000	166,400

Net loss	$(10,750)	$(5,000)	$(166,400)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	1,373,626	1,000,000

See accompanying notes to the financial statements.

DEVELOCAP, INC

(a development stage company)

Statement of Stockholders’ Deficit

For the Period from January 23, 2004 (inception) through July 31, 2008

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance, February 1, 2005	1,000,000	$1,000	$78,150	$(105,150)	$(26,000)

Net loss for the year	-	-	-	(20,000)	(20,000)

Balance, January 31, 2006	1,000,000	1,000	78,150	(125,150)	(46,000)

Net loss for the year	-	-	-	(12,500)	(12,500)

Balance, January 31, 2007	1,000,000	1,000	78,150	(137,650)	(58,500)

Net loss for the year	-	-	-	(18,000)	(18,000)

Balance, January 31, 2008	1,000,000	1,000	78,150	(155,650)	(76,500)

Common stock issued for debt	4,000,000	4,000	71,000	-	75,000

Net loss	-	-	-	(10,750)	(10,750)

Balance, July 31, 2008	5,000,000	$5,000	$149,150	$(166,400)	$(12,250)

See accompanying notes to the financial statements

DEVELOCAP, INC.

(A development stage company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 31, 2008	For the Six Months Ended July 31, 2007	For the Period from January 23, 2004 (inception) through July 31, 2008
OPERATING ACTIVITIES:
Net Loss	$(10,750)	$(5,000)	$(166,400)
Adjustment to reconcile net loss to net cash provided by operating activities
Expenses associated with granting stock options	-	-	1,650
Stock-based compensation	-	-	77,500
Changes in assets and liabilities:
Net change in accrued liabilities	10,750	5,000	87,250
Net Cash Provided by Operating Activities	-	-	-

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOWS ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements

DEVELOCAP, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2008 and 2007

(Unaudited)

NOTE 1 - ORGANIZATION

Develocap, Inc. (a development stage company) (“Develocap” or the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In September 2004, it filed a notice with the Securities and Exchange Commission (File No.: 814-00674) of its intent to elect in good faith to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act.  In July 2008, it withdrew its election and ceased being a BDC.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended July 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2008.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At July 31, 2008, the Company had negative working capital of $12,250, an accumulated deficit of $166,400 with no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company withdrew its election as a BDC and is attempting to convert into a business consulting business.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

In July 2008 we elected to cease being a BDC and to become a consulting company. At that time, we affected a 1 to 77.5 reverse split of shares of our common stock and issued 4,000,000 new shares to settle $75,000 of our outstanding liabilities.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending January 31, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending January 31, 2010 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

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

Since we have no assets, there is no quantitative information, as of July 31, 2008, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 4

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of July 31, 2008. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Controls.

During the quarter ended July 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1

Legal Proceedings

None

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

In July 2008, the Company issued 4,000,000 shares of its Common Stock in exchange for indebtedness of $75,000.

Item 3

Defaults Upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Security Holders

The shareholders approved a 1 to 77.5 reverse split of common stock in July 2008.

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

October 17, 2008