Form 10-Q
period 2008-10-31
DEVELOCAP INC
filed 2008-12-12
CIK 1279740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number 333-152853

DEVELOCAP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-3030202
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

488 Madison Avenue, Suite 1100

New York, NY 10022

(Address of principal executive offices)

212-682-2498

(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, as of December 10, 2008.

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

ITEM 1

FINANCIAL STATEMENTS

DEVELOCAP, INC.

(A development stage company)

Balance Sheets

	October 31, 2008	January 31, 2008

	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$14,250	$76,500

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding
Common stock at $0.001 par value; 199,000,000 shares authorized; 5,000,000 and 1,000,000 shares issued and outstanding, respectively	5,000	1,000
Additional paid-in capital	149,150	78,150
Deficit accumulated during the development stage	(168,400)	(155,650)
Stockholders’ Deficit	(14,250)	(76,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Period From January 23, 2004 (inception) through October 31, 2008

Revenue	$-	$-	$-

General and administrative	2,000	3,000	168,400

Net loss	$(2,000)	$(3,000)	$(168,400)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	5,000,000	1,000,000

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	Nine Months Ended October 31, 2008	Nine Months Ended October 31, 2007	Period From January 23, 2004 (inception) through October 31, 2008

Revenue	$-	$-	$-

General and administrative	12,750	8,000	168,400

Net loss	$(12,750)	$(8,000)	$(168,400)

Basic and diluted loss per common share	$(0.00)	$(0.01)
Weighted average number of common shares outstanding	2,591,241	1,000,000

See accompanying notes to the financial statements.

DEVELOCAP, INC

(A development stage company)

Statement of Stockholders’ Deficit

For the Period from January 23, 2004 (inception) through October 31, 2008

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance, February 1, 2005	1,000,000	$1,000	$78,150	$(105,150)	$(26,000)

Net loss for the year	-	-	-	(20,000)	(20,000)

Balance, January 31, 2006	1,000,000	1,000	78,150	(125,150)	(46,000)

Net loss for the year	-	-	-	(12,500)	(12,500)

Balance, January 31, 2007	1,000,000	1,000	78,150	(137,650)	(58,500)

Net loss for the year	-	-	-	(18,000)	(18,000)

Balance, January 31, 2008	1,000,000	1,000	78,150	(155,650)	(76,500)

Common stock issued for debt	4,000,000	4,000	71,000	-	75,000

Net loss	-	-	-	(12,750)	(12,750)

Balance, July 31, 2008	5,000,000	$5,000	$149,150	$(168,400)	$(14,250)

See accompanying notes to the financial statements

DEVELOCAP, INC.

(A development stage company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended October 31, 2008	Nine Months Ended October 31, 2007	Period from January 23, 2004 (inception) through October 31, 2008
OPERATING ACTIVITIES:
Net Loss	$(12,750)	$(8,000)	$(168,400)
Adjustment to reconcile net loss to net cash provided by operating activities
Expenses associated with granting stock options	-	-	1,650
Stock-based compensation	-	-	77,500
Changes in assets and liabilities:
Net change in accrued liabilities	12,750	8,000	89,250
Net Cash Provided by Operating Activities	-	-	-

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOWS ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2008 and 2007

(Unaudited)

NOTE 1 - ORGANIZATION

Develocap, Inc. (a development stage company) (“Develocap” or the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In September 2004, it filed a notice with the Securities and Exchange Commission (File No.: 814-00674) of its intent to elect in good faith to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act.  In July 2008, it began steps to withdraw its election and ceased being a BDC.

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

In July 2008 the Company effected a 1 to 77.5 reverse split of shares of its common stock and issued 4,000,000 new shares to settle liabilities of $75,000. All share and per share amounts in the accompanying financial statements give retroactive effect to the reverse split.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2008.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At October 31, 2008, the Company had negative working capital of $14,250, an accumulated deficit of $168,400 with no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the interim period ended October 31, 2008.  Operating results for the interim period ended October 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009.

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

In July 2008 we began the procedures necessary to withdraw our election and ceased being a BDC. At that time, we decided to use the business connections of our president and become a consulting business. Our goal is to obtain clients through our president’s business contacts and then use subcontractors and independent contractors to provide strategic business planning and management consulting to these clients that are likely to be small domestic companies and medium sized international companies trying to establish a business presence in the United States. All of our resources for the period ended October 31, 2008 were devoted to ending our election as a BDC and preparing related regulatory filings.

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

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Releases No. 33- 33-8934 on June 26, 2008. Commencing with our annual report for the fiscal year ending January 31, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  We do not expect the adoption of SFAS No. 161 to have a material impact on our financial results.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

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

Since we have no assets, there is no quantitative information, as of October 31, 2008, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 4

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of October 31, 2008. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in Internal Controls.

During the quarter ended October 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

December 12, 2008