Form 10-K
period 2009-01-31
DEVELOCAP INC
filed 2009-03-27
CIK 1279740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

     .

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

Registrant’s Telephone Number: 212-486-9494

Securities registered under Section 12(b) of the Act: Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      .No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No      ..

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer      . Accelerated filer      .

Non-accelerated filer      . Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X .  No      .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 24, 2009 is 5,000,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of March 24, 2009, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: S-1 Registration Statement (File No.: 333-152853) as declared effective December 4, 2008 with Prospectus filed pursuant to Rule 424(b).

DEVELOCAP, INC.

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

Item 1. - BUSINESS

We were incorporated in Nevada on January 23, 2004. On March 2, 2004 we filed a Form 10-SB Registration Statement with the SEC (File No.: 000-50613) and in September 2004, we filed a notice of election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 which made us a closed-end management investment company. Our goal was to provide investors with the opportunity to participate with a modest amount in venture capital investments that are generally not available to the public and that typically require substantially larger financial commitments.

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

In July 2008 we withdrew our election and ceased being a BDC and in October 2008, we terminated our Section 12(g) registration and its reporting requirements under the Exchange Act of 1934 by filing the necessary Form 15 with the SEC. At that time, we decided to use the business connections of our president and become a consulting business. Our goal is to obtain clients through our president’s business contacts and then use subcontractors and independent contractors to provide strategic business planning and management consulting to these clients that are likely to be small domestic companies and to assist medium sized international companies trying to establish a business presence in the United States. All of our resources for the period ended January 31, 2009 were devoted to ending our election as a BDC and preparing related regulatory filings.

In July 2008, we effected a 1 for 77.5 reverse split of shares of our common stock and issued 4,000,000 new shares to settle a substantial portion of our liabilities.

Operations

Our new business purposes described below are in the early formative stages of development, and we are classified as a “shell” company under Rule 405 of the Securities Rule 12b-2 of the Exchange Act.  We have not been engaged to provide any consulting services for any domestic or international companies nor have we obtained any specific leads that have been referred to us from contacts of our president or otherwise.  Accordingly, all “planned operations” set forth below must be considered carefully in light of these statements.

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

International Companies

We will seek international clients through the business contacts of our president and shareholders in China and Brazil. Our emphasis will be to assist these clients to establish an effective business presence in the United States so that they will be in a position to avail themselves of consumer and financial markets. In all cases we intend to be a part of a team of independent contractors which, in total, can provide a wide range of services and knowledge to these clients. The team will include nationals from the native country to develop language and social comfort to the client.

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

Intellectual Property

We have no patents or trademarks.

Employees

At March 24, 2009, we had one employee, Stephen B. Schneer, who is currently available to us on a part-time basis. Our president oversees all responsibilities in the areas of corporate administration. We do not have any other employees at this time. We plan on using subcontractors and independent consultants to work with us on all engagements that we obtain.

Subsequent Event

During March 2009, the Company entered into negotiations with a Vietnamese company with a view towards entering into a form of business transaction which, if consummated, would result in a reverse acquisition with a Vietnamese company.

If such transaction is consummated, it is expected that: (i) current management will be replaced; (ii) current Vietnamese stockholders and/or officers and directors will control the Company; and (iii) the Company’s business purpose would change significantly.

In the event that this transaction is consummated, a Form 8-K will be filed providing statutory required details regarding such transaction (and will include as an exhibit thereto any share exchange agreement entered into).

Item 1A. - RISK FACTORS

Risks Related to the Business

Develocap has a very limited operating history and anticipates on-going operating losses.

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

Develocap has very limited financial resources and an accumulated deficit of $176,900 at January 31, 2009. Our independent registered auditors included an explanatory paragraph in their opinion on Develocap’s financial statements as of January 31, 2009 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

Develocap is and will continue to be completely dependent on the services of our president, Stephen B. Schneer the loss of whose services may cause our business operations to cease.

Develocap’s current business strategy is completely dependent upon the knowledge, reputation and business contacts of Stephen B. Schneer our President.  If we were to lose the services of Mr. Schneer, it is unlikely that we would be able to continue conducting our business plan even if some financing is obtained.

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

Mr. Schneer, our president and CEO, currently devotes up to 5 to 10 hours per week to our business affairs. We do not have an employment agreement with Mr. Schneer, nor do we maintain key life insurance for him. Currently, we do not have any full time employees.  If the demands of our business require the full business time of our management, it is possible that he may not be able to devote sufficient time to the management of our business, as and when needed.  If our management is unable to devote a sufficient amount of time to manage our operations, our business will fail.

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

We currently are likely to complete a limited number of engagements, at best, in a year. Our revenues and operating results will fluctuate significantly from quarter to quarter, which may cause our stock price, if one ever exists, to decline.

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

By having filed a Form 10 Registration Statement with the SEC in March 2004 (File No. 000-50613), we became subject to the reporting requirements under Section 12(g) of the ’34 Act.  Subsequently, in September 2008, we terminated our Section 12(g) registration (and its reporting requirements) under the SEC Exchange Act of 1934 by filing the necessary Form 15 with the SEC.

Despite the above and upon the effective date of our registration statement on Form S-1 (File No.: 333-152853, effective December 4, 2008) we became required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release 33-8889 on February 1, 2008, we will be required, beginning with our fiscal year ending January 31, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended January 31, 2010. Furthermore, in the following fiscal year, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting. We have not yet commenced our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets, and we have not generated operating revenue while we have been in the development phase.  Therefore, we are a shell company.  The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans.  However, the new rules do not prevent us from registering securities pursuant to registration statements.  Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company.  We must file a current report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company.  In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company.  To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company.  The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations with subcontractors and others. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (99,000,000) but unissued (94,000,000) common shares. In addition, if a trading market ever develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuance may also serve to enhance existing management’s ability to maintain control of our Company because the shares may be issued to parties or entities committed to supporting existing management.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability. These provisions may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefore, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our securities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading, and even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. FINRA has not assigned us a trading symbol which means that a market maker may not quote the shares of our common stock on the OTCBB maintained by FINRA.  There can be no assurances as to whether:

1.

any market for our shares will develop;

2.

the prices at which our common stock will trade; or

3.

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

As of March 24, 2009 our president and three other principal shareholders beneficially own 91.35% of our outstanding common stock. Because of this level of beneficial stock ownership, these shareholders will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of such shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our principal shareholders. This level of control may also have an adverse impact on the market value of our shares because these stockholders may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

We were required to file periodic reports with the SEC (by virtue of having filed a Form 10 Registration Statement with the SEC on March 2, 2004), and such reports as were filed remain available to the public for inspection and copying.  In October 2008, we subsequently terminated our Section 12(g) registration (and its reporting requirements) under SEC Exchange Act of 1934 by filing the necessary Form 15 with the SEC.

Despite the above and as of effectiveness of our registration statement on December 4, 2008 we became required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying.  Except during the year that our registration statement became effective, these reporting obligations may (in our discretion) be automatically suspended by operation of statute under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders. If this situation occurs after the year in which our registration statement became effective (2008), we may file periodic reports voluntarily with the SEC but will no longer be obligated to file those periodic reports with the SEC, and your access to our business information would then be even more restricted. As of December 4, 2008 (the date our registration statement on Form S-1 became effective), we are required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets and are required to register our shares under Section 12 of the Exchange Act. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

Item 1B. - UNRESOLVED STAFF COMMENTS

None

Item 2. - PROPERTIES

We have not commenced revenue producing operations and have no assets. We currently operate out of office space located at 488 Madison Avenue, Suite 1100, New York, NY 10022 which is provided to us by our president at no cost which serves as our principal address. There is no written lease agreement.

Item 3. - LEGAL PROCEEDINGS

We are not a party to any pending, or to our knowledge, threatened litigation of any type.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 13, 2008, the Board of Directors of Develocap, supported by the written consents of the holders of a majority of outstanding shares of common stock: (a) elected to withdraw the Company’s election and ceased being a Business Development Company; and (b) in September 2008 we terminated our Section 12(g) registration (and the corresponding reporting requirements) under the Securities Exchange Act of 1934 by filing the necessary Form 15 with the SEC. At that time, the Company decided to use the business connections of its president and become a consulting business.

In July 2008 the Company’s Board of Directors (supported by the written consents of the holders of a majority of our outstanding shares of common stock) effected a 1 for 77.5 reverse split of shares of our common stock and issued 4,000,000 new shares to settle a substantial portion of our liabilities.

Part II

Item 5. - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

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

As of the close of business on March24, 2009, there were nine stockholders of record of our common stock, and 5,000,000 shares were issued and outstanding.

The foregoing issuances of 5,000,000 shares include:

•

*774,194 shares in January 2004 that were effectuated in reliance upon exemption from registration provided by Section 4(2) under the Securities Act of 1933 as amended; and

•

*225,806 shares issued from our 2004 Non-Statutory Stock Option Plan (as approved by our Board of Directors on January 28, 2004) and in accordance with our Form S-8 Registration Statement as filed with the SEC on June 28, 2004 (SEC File No.: 333-116913).

* Reflects July 2008 1 for 77.5 reverse split.

In July 2008 we issued 4,000,000 new shares in reliance upon exemption from registration provided by Section 4(2) under the Securities Act of 1933 as amended to settle a substantial portion of our liabilities.  These shares were issued as follows:

Name	Number of Shares	Consideration
S. Craig Barton	1,500,000	$28,125
Gary B. Wolff	1,353,225	$25,373
GCND, Inc. (a)	1,146,775	$21,502

(a) K. Ivan F. Gothner has sole voting and investment power for all shares held by GCND, Inc.

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

Item 6 - SELECTED FINANCIAL DATA

Balance Sheet Data:	January 31,2008	January 31,2007

Current liabilities	$22,750	$76,500

Stockholders’ deficit	$(22,750)	$(76,500)

Income Data:
	Year ended January 31,
	2009	2008
Total expenses	$21,250	$18,000
Net loss	$(21,250)	$(18,000)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)
Weighted average number of shares outstanding – basic and diluted	3,196,721	1,000,000

Item 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this annual report on Form 10-K are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

•

the adequacy of our cash resources and working capital, and

•

other factors identified in our filings with the SEC, press releases, if any, and other public communications.

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

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

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

In July 2008 we withdrew our election and ceased being a BDC and in September 2008 we terminated our Section 12(g) registration (and its reporting requirements) under the Exchange Act of ’34 by filing the necessary Form 15 with the SEC. At that time, we decided to use the business connections of our president and become a consulting business. Our goal is to obtain clients through our president’s business contacts and then use subcontractors and independent contractors to provide strategic business planning and management consulting to these clients that are likely to be small domestic companies and medium sized international companies trying to establish a business presence in the United States. All of our resources for the period ended January 31, 2009 were devoted to ending our election as a BDC and preparing related regulatory filings.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere herein.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts even if we are a publicly traded entity.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

Develocap does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need significant funding to cover current operations because we do not have a capital intensive business plan and also will use independent contractors to assist in projects. We will use funding, if obtained, to cover costs of being a public company, the salary of our president and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with Mr. Schneer. To the extent possible, we will issue shares of our common stock to cover costs which arise in the normal course of business.

We may seek private capital. Such funding, which we anticipate would not exceed $100,000, will, if obtained, be used to pay salaries and for the production of marketing materials. However, we will conduct operations and seek client engagements even if no funding is obtained. The private capital will be sought from former business associates of our president or private investors referred to us by those associates. If a market for our shares ever develops, of which there can be no assurances and which is unlikely in the foreseeable future, we will use shares to compensate employees/consultants wherever possible.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

We are currently subject to the reporting requirements of the Exchange Act of 1934 and will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements if required. We estimate that these costs may range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensating independent contractors who provide services for us, although there can be no assurances that we will be successful in any of those efforts. We will reduce any compensation paid to management if there is insufficient cash generated from operations to satisfy these costs.

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

In July 2008 we elected to cease being a BDC and to become a consulting company. At that time, we affected a 1 for 77.5 reverse split of shares of our common stock and issued 4,000,000 new shares to settle $75,000 of our outstanding liabilities.

Recent Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 as amended by SEC Release Nos.: 33-8889 and 33-8934. Commencing with our annual report for the year ended January 31, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, we are required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

The FASB, the Emerging Issues Task Force and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of January 31, 2009 that will become effective in subsequent periods; however, management of Develocap does not believe that any of those pronouncements would have significantly affected Develocap’s financial accounting measurements or disclosures had they been in effect during 2008, and it does not believe that any of those pronouncements will have a significant impact on Develocap’s financial statements at the time they become effective.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

Item 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets, there is no quantitative information, as of January 31, 2009, about market risk that has any impact on our present business

Item 8. - FINANCIAL STATEMENTS

Develocap’s financial statements as of January 31, 2009 and the year then ended start on page F-1.

Item 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 9A. - CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Item 9B. - OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended January 31, 2009 that would have required disclosure in a report on Form 8-K.

PART III

Item 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our executive officers and directors are as follows:

Name	Age	Title
Stephen B. Schneer	75	Chairman, President and CFO

Stephen B. Schneer – is an attorney who practices law in New York City. He holds a BA from Washington & Jefferson and a JD from Columbia University. He is also a director of Innocap, Inc., a company based in Atlanta, GA and engaged in business similar to the Company.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. No officer or director has any prior history with a blank check company.

Possible Potential Conflicts

The OTCBB on which we plan and hope to have our shares of common stock quoted at some point in the future does not have any director independence requirements.

No member of management is or will be required by us to work on a full time basis.  Accordingly, certain conflicts of interest may arise between us and our officer in that he may have other business interests in the future to which he devotes his attentions, and he may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with his understanding of his fiduciary duties to us.  In an effort to deal with such potential conflict our President has entered into an agreement with the Company as summarized in Risk Factor entitled “There are significant potential conflicts of interest. Our president devotes only a portion of his time to us and may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, he may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which he is affiliated or knows.  As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.”

Currently we have only one officer who is also our only director and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Our director’s term of office expires on January 31, 2010. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our director receives no compensation for his role as director but may receive compensation for his role as officer.

If we have an even number of directors, tie votes on issues will be resolved in favor of the chairman’s vote.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Develocap during the past five years.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the Develocap board of directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage any new stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by us for any expenses incurred in attending directors' meetings provided that we have the resources to pay these fees.  We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

Item 11. - EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended January 31, 2009 and 2008. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Stephen B. Schneer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Develocap CEO	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at January 31, 2009.

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 24, 2009 we had 5,000,000 shares of common stock outstanding which are held by nine shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of March 24, 2009; of all directors and executive officers of Develocap; and of our directors and officers as a group.

Unless otherwise indicated, Develocap believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Stephen B. Schneer, 488 Madison Avenue, Suite 1100 New York, NY 10022	51,613	1.03%

Gary B. Wolff 488 Madison Avenue, Suite 1100 New York, NY 10017	1,508,064	30.16%

*GCND, Inc. PO Box 540 Ridge, NY 11961	1,508,065	30.16%

S. Craig Barton 2913 Eagle Lake Drive Pearland, Texas 77581	1,500,000	30.00%

Officers and Directors as a group ( 1 member)	51,613	1.03%

*K. Ivan F. Gothner has sole voting and investment power for all shares held by GCND, Inc.

Shareholder Matters

As an issuer of "penny stock," the protection provided by the federal securities laws relating to forward looking statements does not apply to us as long as our shares continue to be penny stocks. Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this Annual Report on Form 10-K, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

a.

None, except as indicated in Part I, Item 2 as relates to our office space; and

b.

The Board has determined that we do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the NASDAQ Marketplace Rules, even though such definition does not currently apply to us, because we are listed on the NASDAQ.

Item 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Li & Company, PC in connection with statutory and regulatory filings. Fees incurred are $500 for each quarterly review associated with our Form 10-Q filings and $5,000 for the annual audit of the Company’s financial statements included as part of our Form 10-K filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2009 and 2008.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal years ended January 31, 2009 and 2008.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15. - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Stephen B. Schneer

Stephen B. Schneer

Title: President and Chief Executive Officer

And Principal Accounting Officer

Date:  March 25, 2009

FINANCIAL STATEMENTS

January 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Develocap, Inc.

A development stage company

New York, New York

We have audited the accompanying balance sheets of Develocap, Inc. (a development stage company) as of January 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from January 23, 2004 (inception) through January 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Develocap, Inc. as of January 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from January 23, 2004 (inception) through January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in the development stage and, among other things, has negative working capital of $19,250, a deficit accumulated during the development stage of $173,400, with no revenues, all of which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

March 24, 2009

DEVELOCAP, INC.

(a development stage company)

Balance Sheets

	January 31, 2009	January 31, 2008

ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$22,750	$76,500

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.001 par value; 99,000,000 shares authorized; 5,000,000 and 1,000,000 shares issued and outstanding, respectively	5,000	1,000
Additional paid-in capital	149,150	78,150
Deficit accumulated during the development stage	(176,900)	(155,650)
Total Stockholders’ Deficit	(22,750)	(76,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(a development stage company)

Statements of Operations

	Fiscal Year ended January 31, 2009	Fiscal Year ended January 31, 2008		Period from January 23, 2004 (inception) through January 31, 2009

Revenue	$-	$-		$-

General and administrative	21,250	18,000		176,900

Net loss	$(21,250)	$(18,000)		$(176,900)

Net loss per share – basic and diluted	$(.01)	$(.02)	$
Weighted average number of common shares outstanding	3,196,721	1,000,000

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(a development stage company)

Statement of Stockholders’ Deficit

For the period from January 23, 2004 (inception) through January 31, 2009

	Common Shares	Amount	Additional Paid-in Capital	Deficit	Total

Balance, February 1, 2007	1,000,000	$1,000	$78,150	$(137,650)	$(58,500)

Net loss	-	-	-	(18,000)	(18,000)

Balance, January 31, 2008	1,000,000	1,000	78,150	(155,650)	(76,500)

Common stock issued for debt	4,000,000	4,000	71,000	-	75,000

Net loss	-	-	-	(21,250)	(21,250)

Balance, January 31, 2009	5,000,000	$5,000	$149,150	$(176,900)	$(22,750)

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(a development stage company)

Statements of Cash Flows

	Fiscal Year Ended January 31, 2009	Fiscal Year Ended January 31, 2008	Period from January 23, 2004 (inception) through January 31, 2009
OPERATING ACTIVITIES
Net loss	$(21,250)	$(18,000)	$(176,900)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses associated with granting stock options	-	-	1,650
Liabilities satisfied by issuing shares	-	-	77,500
Net change in accrued liabilities	21,250	18,000	97,750

Net Cash Used in Operating Activities	-	-	-

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(a development stage company)

January 31, 2009 and 2008

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Develocap, Inc. (a development stage company) (“Develocap” or the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In September 2004, it filed a notice with the Securities and Exchange Commission (File No.: 814-00674) of its intent to elect in good faith to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act.  In July 2008, the Company withdrew its election and ceased being a BDC.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

b.  Year-end

The Company has elected a fiscal year ending on January 31.

c.  Estimates

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

d.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e.   Revenue Recognition

The Company recognizes revenue when cash is received and paid for services performed.

f.  Income Taxes

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

g.  Net Loss Per Common Share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 Earnings Per Share.  Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period after giving retroactive effect to stock splits.  There were no potentially dilutive shares outstanding as of January 31, 2009 or 2008.

h. Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended January 31, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, reporting entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At January 31, 2009 the Company had negative working capital of $22,750, an accumulated deficit of $176,900, with no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – STOCKHODERS’ DEFICIT

In July 2008 the Company effected a 1 to 77.5 reverse split of shares of its common stock and issued 4,000,000 new shares to settle liabilities of $75,000. All share and per share amounts in the accompanying financial statements give retroactive effect to the reverse split.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors.  Accordingly, the Company’s board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At January 31, 2009, the Company had no shares of preferred stock issued and outstanding.

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

•

Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

•

Are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

NOTE 5 - INCOME TAXES

At January 31, 2009, the Company had net operating loss carry-forwards of approximately $176,900 available to offset future Federal taxable income through 2029, subject to possible limitations due to changes in ownership. The valuation allowance increased approximately $7,226 and $6,120 for the fiscal year ended January 31, 2009 and 2008, respectively.

For the fiscal year ended January 31, 2009 and 2008, deferred tax assets consisted of the following:

		2009		2008

Benefit for net operating loss		$60,146		$52,920
Valuation allowance		(60,020)		(52,920)

Total	$	---	$	---

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended January 31, 2008	For the Year Ended January 31, 2007

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is provided office space by an affiliate, owned by   the officer of the Company, without cost.

In July 2008 the Company effected a 1 to 77.5 reverse split of shares of our common stock and issued 4,000,000 new shares to settle liabilities of $75,000. All share and per share amounts in the accompanying financial statements give retroactive effect to the reverse split.