Form 10-Q
period 2009-04-30
DEVELOCAP INC
filed 2009-06-17
CIK 1279740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number 000-50613

DEVELOCAP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3030202
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

1485 E. FEATHER NEST DRIVE

EAGLE, ID 83616

 (Address of principal executive offices)

212-682-2498

(Registrant’s telephone number)

488 Madison Avenue, Suite 1100

New York, NY 10022

(Former address, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, as of June 15, 2009.

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

ITEM 1

FINANCIAL STATEMENTS

DEVELOCAP, INC.

(A development stage company)

Balance Sheets

	April 30, 2009		January 31, 2009

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$-		$-

TOTAL ASSETS	$-		$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$23,250	$	$ 22,750

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-		-
Common stock at $0.001 par value; 199,000,000 shares authorized; 5,000,000 and 1,000,000 shares issued and outstanding, respectively	5,000		5,000
Additional paid-in capital	149,150		149,150
Deficit accumulated during the development stage	(177,400)		(176,900)
Stockholders’ Deficit	(23,250)		(22,750)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-		$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Period From January 23, 2004 (inception) through April 30, 2009

Revenue	$-	$-	$-

General and administrative	500	1,500	177,400

Net loss	$(500)	$(1,500)	$(177,400)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	5,000,000	1,000,000

See accompanying notes to the financial statements.

DEVELOCAP, INC

(A development stage company)

Statement of Stockholders’ Deficit

For the Period from January 23, 2004 (inception) through April 30, 2009

(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance, February 1, 2005	1,000,000	$ 1,000	$ 78,150	$ (105,150)	$ (26,000)

Net loss for the year	-	-	-	(20,000)	(20,000)

Balance, January 31, 2006	1,000,000	1,000	78,150	(125,150)	(46,000)

Net loss for the year	-	-	-	(12,500)	(12,500)

Balance, January 31, 2007	1,000,000	1,000	78,150	(137,650)	(58,500)

Net loss for the year	-	-	-	(18,000)	(18,000)

Balance, January 31, 2008	1,000,000	1,000	78,150	(155,650)	(76,500)

Common stock issued for debt	4,000,000	4,000	71,000	-	75,000

Net loss	-	-	-	(21,250)	(21,250)

Balance, January 31, 2009	5,000,000	5,000	149,150	(176,900)	(22,750)

Net loss	-	-	-	(500)	(500)

Balance, April 30, 2009	5,000,000	$ 5,000	$ 149,150	$ (177,400)	$ (23,250)
See accompanying notes to the financial statements

DEVELOCAP, INC.

(A development stage company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Period from January 23, 2004 (inception) through April 30, 2009
OPERATING ACTIVITIES:
Net Loss	$(500)	$(2,500)	$(177,400)
Adjustment to reconcile net loss to net cash provided by operating activities
Expenses associated with granting stock options	-	-	1,650
Stock-based compensation	-	-	77,500
Changes in assets and liabilities:
Net change in accrued liabilities	500	2,500	98,250
Net Cash Provided by Operating Activities	-	-	-

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOWS ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

DEVELOCAP, INC.

April 30, 2009 and 2008

NOTES TO FINANCIAL STATEMENTS

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

In July 2008 the Company effectuated a 1 to 77.5 reverse split of shares of its common stock and issued 4,000,000 new shares to settle liabilities of $75,000. All share and per share amounts in the accompanying financial statements give retroactive effect to the reverse split.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2009.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At April 30, 2009, the Company had negative working capital of $23,250, an accumulated deficit of $177,400 with no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the interim period ended April 30, 2009.  Operating results for the interim period ended April 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010.

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

In July 2008 we began the procedures necessary to withdraw our election and ceased being a BDC. At that time, we decided to use the business connections of our president and become a consulting business. Our goal is to obtain clients through our president’s business contacts and then use subcontractors and independent contractors to provide strategic business planning and management consulting to these clients that are likely to be small domestic companies and medium sized international companies trying to establish a business presence in the United States. All of our resources for the period ended April 30, 2009 were devoted to ending our election as a BDC and preparing related regulatory filings.

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

Recently Issued Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002”), as amended by SEC Releases No. 33-8934 on June 26, 2008. Commencing with our annual report for the year ended January 31, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of December 31, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three and six months ended March 31, 2009 and 2008, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

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

Since we have no assets, there is no quantitative information, as of April 30, 2009, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 4

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of April 30, 2009. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Controls.

During the quarter ended April 30, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

/s/ Lori Laney

    President

June 15, 2009