Form 10-Q
period 2009-07-31
DEVELOCAP INC
filed 2009-09-14
CIK 1279740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

     . TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-150613

DEVELOCAP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-3030202
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

Khuong Viet St., Phu Trung Ward, Tan Phu Dist.
Ho Chi Minh City, Vietnam
(Address of principal executive offices)

Issuer's telephone number, including area code: (848) 3975-3070

No Change

(Former name, former address and former

fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	.	Accelerated Filer	.
Non Accelerated Filer	.	Small Reporting Company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

 Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:28,400,000 shares of Common Stock, $.001 par value as of September 14, 2009.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and

Development Joint Stock Company)

INDEX TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(UNAUDITED)

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

AS OF JULY 31, 2009 AND JANUARY 31, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	July 31, 2009	January 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$76,259	$59,621
Accounts receivable, trade	24,891	-
Amount due from a stockholder	-	1,570,047
Prepayments and other current assets	1,802,160	-
Total current assets	1,903,310	1,629,668

Non-current assets:
Vessel construction in progress	14,862,472	11,537,822
Plant and equipment, net	36,580	16,601
TOTAL ASSETS	$16,802,362	$13,184,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$459,165	$591,198
Short-term borrowings	3,874,038	90,349
Income tax payable	81,638	105,429
Total current liabilities	4,414,841	786,976

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $0.001 par value; 199,000,000 shares authorized; 28,400,000 and 23,400,000 shares issued and outstanding as of July 31, 2009 and January 31, 2009	28,400	23,400
Additional paid-in capital	13,023,180	13,028,180
Accumulated other comprehensive loss	(1,226,733)	(959,439)
Statutory reserves	113,506	-
Retained earnings	449,168	304,974
Total stockholders’ equity	12,387,521	12,397,115
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,802,362	$13,184,091

See accompanying notes to condensed consolidated and combined financial statements.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008

Revenues, net	$2,220,794	$1,280,983	$4,069,924	$1,652,984

Operating expenses:
Voyage expense	(1,031,863)	(360,888)	(1,804,574)	(478,646)
Vessel operating expense	(176,428)	(107,805)	(370,810)	(245,350)
Rental expense	(518,712)	(435,579)	(1,044,135)	(730,295)
Selling, general and administrative	(250,702)	(29,671)	(568,429)	(101,414)
Total operating expenses	(1,977,705)	(933,943)	(3,787,948)	(1,555,705)
Income from operations	243,089	347,040	281,976	97,279

Other income (expense):
Other income	-	427	-	9,124
Interest income	569	56	653	180
Interest expense	(24,153)	(1,869)	(26,595)	(3,998)

Income before income taxes	219,505	345,654	256,034	102,585

Income tax credit	2,897	-	1,666	-

NET INCOME	$222,402	$345,654	$257,700	$102,585

Other comprehensive income (loss):
- Foreign currency translation (loss) gain	(2,168)	419,613	(267,294)	(51,507)
COMPREHENSIVE INCOME (LOSS)	$220,234	$765,267	$(9,594)	$51,570

Net income per share – Basic and diluted	$0.01	$0.01	$0.01	$0.00

Weighted average shares outstanding – Basic and diluted	23,400,000	23,400,000	23,400,000	23,400,000

See accompanying notes to condensed consolidated and combined financial statements.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended July 31,
	2009	2008
Cash flows from operating activities:
Net income	$257,700	$102,585
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,315	3,248
Changes in operating assets and liabilities:
Accounts receivable, trade	(25,190)	(211,805)
Prepayments and other current assets	(1,799,311)	(23,427)
Accounts payable and accrued liabilities	(155,573)	603,041
Income tax payable	(21,887)	-
Net cash (used in) provided by operating activities	(1,739,946)	473,642

Cash flows from investing activities:
Purchase of plant and equipment	(24,880)	(9,976)
(Payment to) repayment from shipyards on vessel building	(3,604,538)	760,650

Net cash (used in) provided by investing activities	(3,629,418)	750,674

Cash flows from financing activities:
Proceeds from short-term borrowing	3,920,678	-
Payments on short-term borrowings	(89,559)	(196,662)
Repayment from (advance to) a stockholder	1,556,324	(985,986)

Net cash provided by (used in) financing activities	5,387,443	(1,182,648)

Effect of exchange rate changes in cash and cash equivalents	(1,441)	(2,756)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,638	38,912

BEGINNING OF PERIOD	59,621	18,297

END OF PERIOD	$76,259	$57,209

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$23,494
Cash paid for interest	$26,595	$3,998

See accompanying notes to condensed consolidated and combined financial statements.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 31, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Statutory reserves	Retained earnings	Total stockholders’ equity
	No. of share	Amount

Balance as of February 1, 2009	23,400,000	$23,400	$13,028,180	$(959,439)	$-	$304,974	$12,397,115

Recapitalization and reverse acquisition	5,000,000	5,000	(5,000)	-	-	-	-
Net income for the period	-	-	-	-	-	257,700	257,700
Appropriations to statutory reserves	-	-	-	-	113,506	(113,506)	-
Foreign currency translation adjustment	-	-	-	(267,294)	-	-	(267,294)

Balance as of July 31, 2009	28,400,000	$28,400	$13,023,180	$(1,226,733)	$113,506	$449,168	$12,387,521

See accompanying notes to condensed consolidated and combined financial statements.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated and combined financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of January 31, 2009 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2010 or for any future period.

These unaudited condensed consolidated and combined financial statements and notes thereto should be read in conjunction with the financial statements of the Company for the year ended January 31, 2009 and notes thereto included in the Company’s 10-K annual report.

NOTE 2 – ORGANIZATION AND BUSINESS BACKGROUND

Develocap, Inc. (“Develocap” or the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In September 2004, it filed a notice with the Securities and Exchange Commission (File No.: 814-00674) of its intent to elect in good faith to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of the said Act. In July 2008, it began steps to withdraw its election and ceased being a BDC.

In March 2009, the Company entered into a Share Exchange Agreement (the “Agreement”) with Trai Thien Sea Transport Investment and Development Joint Stock Company (“Trai Thien“) among the stockholders of the Company and Trai Thien. Pursuant to the Agreement, the Company agreed to issue an aggregate of 23,400,000 shares of its common stock to Trai Thien’s shareholders in exchange for all of the issued and outstanding shares of Trai Thien, thus causing Trai Thien to become a subsidiary of the Company. The closing of the Agreement is subject to the fulfillment of certain conditions, including, but not limited to the receipt of all requisite consents, waivers and approvals by the Company and Trai Thien.

On July 31, 2009, the Company also entered into Amended Share Exchange Agreement (“Amended Share Exchange Agreement”) and Escrow Agreement (“Escrow Agreement”) among the shareholders of Trai Thien and Trai Thien, as well as its escrow agent. Pursuant to the Amended Share Exchange Agreement and Escrow Agreement, the Company agreed to place 15,903,000 shares of its common stock in escrow and Trai Thien’s shareholders agreed to place their 10,680,930 shares of Trai Thien’s capital stock representing 51% of total issued and outstanding shares in escrow upon the approval and registration of such acquisition in accordance with the applicable Vietnamese laws and regulations.

In connection with the Amended Share Exchange Agreement and Escrow Agreement, the Company concurrently entered into Management Service Agreement (“Management Service Agreement”) with Trai Thien and its stockholders. Pursuant to the Management Service Agreement,

(a)

the Company has the exclusive right to provide to Trai Thien with business consulting and related services in connection with cargo transportation in Vietnam;

(b)

the Company provides guidance and instruction on Trai Thien’s daily operations, investment decision, financial management and employment issues under Trai Thien’s Corporate Charter;

(c)

the Company appoints Mr. Nguyen Quoc Khanh as a legal representative and chairman of the board of directors of Trai Thien;

(d)

Trai Thien, in return agrees to pay the Company a quarterly fee equal to 51% of Trai Thien’s total net income after taxes;

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(e)

The agreement is in effect for 3 years starting from July 31, 2009, subject to an automatic renewal for a successive 1 year, unless terminated upon the Company’s acquisition of the remaining 51% interest in Trai Thien under the Amended Share Exchange Agreement and in accordance with all applicable Vietnamese laws and regulations.

The stock exchange transaction in concurrent with a series of agreements has been accounted for as a reverse acquisition and recapitalization of the Company whereby Trai Thien is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The Company is deemed to be a continuation of the business of Trai Thien.

Accordingly, the accompanying consolidated and combined financial statements include the following:

(1)

the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)

the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 46(R) “Consolidated Variable Interest Entities — an interpretation of ARB No. 51” (FIN 46R), which requires certain variable interest entities to be consolidated by the primary beneficiary of the entity. With the above agreements, the Company’s management evaluated the relationships between the Company and Trai Thien and concluded that the Company is the primary beneficiary of Trai Thien, and Trai Thien is a VIE of the Company.

Accordingly, the Company has consolidated Trai Thien’s results of operations, assets and liabilities in the accompanying consolidated financial statements of the Company. Prior to the date that Trai Thien became a VIE of the Company, the accompanying combined financial statements combine the statements of operations, cash flows and stockholders’ equity of Trai Thien.

The Company and its VIE are hereinafter referred to as (the "Company").

NOTE 3 - GOING CONCERN UNCERTAINTIES

The Company’s financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business.

The Company has committed and contracted for the construction of 6 vessels in Vietnam with a combined carrying capacity of 45,600 deadweight tons in the aggregate value of approximately $66 million (equivalent to VND1,170,000,000,000), which are expected to be delivered between 2010 and 2011. As of July 31, 2009, the Company has available $76,259 cash and cash equivalents, which may not able to meet with such capital commitments. The Company plans to finance the construction of 6 newly-built vessels through the additional capital from its shareholders or external financing from the banks. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In preparing these condensed consolidated and combined financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•

Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•

Basis of consolidation

The accompanying condensed consolidated and combined financial statements reflect the consolidated operations of Develocap and its variable interest entity as of and subsequent to July 31, 2009 and a combined entity comprising the assets and liabilities that constituted the continuation of the business of Trai Thien for the periods prior to July 31, 2009. The consolidated and combined financial statements include the assets, liabilities and results of operations of the Company and its variable interest entity, in which Trai Thien is considered a primary beneficiary of the Company as defined in FIN46R. All significant inter-company balances and transactions have been eliminated in consolidation and combination.

•

Variable interest entity (“VIE”)

The Company operates its chartered vessels in the ocean transportation in Vietnam, through its variable interest entity, Trai Thien, which is registered as a joint stock company under the Enterprise Law of the Socialist Republic of Vietnam on June 11, 2007, which primarily charters vessels from the ship-owners and operates the vessels in the ocean transportation of a broad range of major and minor bulk cargoes including iron ore, coal, grain, cement and fertilizer, along Asian shipping routes. The fiscal year of Trai Thien is December 31.

On July 31, 2009, the Company entered into a series of agreements with Trai Thien. Under such contractual arrangements, the Company was provided with the ability to control Trai Thien, including its financial interest as described below:

1.

Share Exchange Agreement, the Company agreed to issue an aggregate of 23,400,000 shares of its common stock to Trai Thien’s stockholders in exchange for all of the issued and outstanding shares of Trai Thien,

2.

Amended Share Exchange Agreement, the Company agreed to place 15,903,000 shares of its common stock in escrow and Trai Thien’s shareholders agreed to place their 10,680,930 shares of Trai Thien’s capital stock representing 51% of total issued and outstanding shares in escrow,

3.

Escrow Agreement, the Company has the exclusive right to acquire the remaining 51% of the outstanding capital stock of Trai Thien in exchange for 15,903,000 share of the Company’s common stock, which is held in escrow, upon the approval of such acquisition in accordance with all applicable Vietnamese laws and regulations; and

4.

Management Services Agreement, the Company appoints its chairman, Mr. Nguyen Quoc Khanh as a legal representative and chairman of the board of directors of Trai Thien. The Company has exclusive right to provide business consulting services and guidance on Trai Thien’s daily operations, investment decision, financial management and employment issues under Trai Thien’s Corporate Charter. Trai Thien, in return agrees to pay the Company a quarterly fee equal to 51% of Trai Thien’s total net income after taxes.

With the above agreements, the Company has evaluated the relationship between the Company and Trai Thien and concluded that the Company demonstrates its ability to control Trai Thien as the primary beneficiary and and Trai Thien is a VIE of the Company, in accordance with FIN 46R.

Accordingly, the Company has consolidated Trai Thien’s results of operations, assets and liabilities in the accompanying consolidated financial statements of the Company.

Prior to the date that Trai Thien became a VIE of the Company, the accompanying combined financial statements combine the statements of operations, cash flows and stockholders’ equity of Trai Thien.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determines the allowance based on historical write-off experience of the Company. The Company reviews its allowance for doubtful accounts on a regular basis. All other balances are reviewed on a specific basis based on the aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of July 31, 2009, the Company has determined that no allowance for doubtful accounts is necessary.

•

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Office equipment	3 to 5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation expense for the three months ended July 31, 2009 and 2008 was $2,481 and $2,340, respectively.

Depreciation expense for the six months ended July 31, 2009 and 2008 was $4,315 and $3,248, respectively.

•

Vessel construction in progress

Vessel construction in progress represents the cost of contracts to build vessels and other direct costs relating to acquiring and placing the vessels in service. No depreciation is provided for until the vessel is substantially complete and ready for its intended use. No capitalized interest is incurred during the period of vessel construction.

•

Impairment of long-life assets

Long-lived assets primarily include plant and equipment and vessel construction in progress. In accordance with the Statement of Financial Accounting Standard ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of July 31, 2009.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•

Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

(a)

Cargo transportation revenue

Recognition of cargo transportation revenue is based upon method three under Emerging Issues Task Force (“EITF”) No. 91-9 “Revenue and Expense Recognition for Freight Services in Process”. Under this method, the Company recorded both transportation revenue and its direct costs when the shipment is completed.

Revenue represents the invoiced value of services, net of value-added tax (“VAT”) and brokerage commission payable to unaffiliated shipping agents.

(b)

Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

•

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•

Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive (loss) income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adopts FIN 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its VIE are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the period ended July 31, 2009 and 2008.

The Company conducts major businesses in Vietnam and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the foreign tax authorities.

•

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Vietnamese Dong ("VND"), which is functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with SFAS No. 52, “Foreign Currency Translation”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

•

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•

Segment reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment.

•

Fair value measurement

The Company has adopted SFAS No. 157, “Fair Value Measurements” (FAS 157), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and for all non-financial instruments accounted for at fair value on a non-recurring basis. FAS 157 establishes a new framework for measuring fair value and expands related disclosures. The Company has also adopted FASB FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Adoption of the FSP had an insignificant effect on the Company’s financial statements.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

FAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, FAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. FAS 157 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

•

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (FAS 165), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of FAS 165 for the period ended July 31, 2009. The adoption of FAS 165 did not have a material effect on the financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (FAS 166). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (FAS 168). FAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification ™ ” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the financial results.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 5 - VESSEL CONSTRUCTION IN PROGRESS

During 2007, the Company contracted for the construction of 6 vessels in Vietnam with a combined carrying capacity of 45,600 deadweight tons. The total cost of the contracts for 6 vessels under construction at two unaffiliated shipyards in Vietnam is approximately $66,109,150 (equivalent to VND1,170,000,000,000). These vessels are expected to be delivered between 2010 and 2011. The Company will incur additional associated costs relating to the construction of these vessels under the contracts.

During the period ended July 31, 2009, the Company further expended $3,604,538 on vessel building and the aggregate vessel construction in progress was amounted to $14,862,472 at period end-date.

NOTE 6 – AMOUNT DUE FROM A STOCKHOLDER

Amounts due from a stockholder represented temporary advances to the major stockholder of the Company, Mr. Nguyen Quoc Khanh, which were unsecured, interest free and repayable on demand. During the first and second quarters of 2009, the aggregate balance was fully recovered from the stockholder of the Company, Mr. Nguyen Quoc Khanh.

NOTE 7 – PREPAYMENTS AND OTHER CURRENT ASSETS

	July 31, 2009	January 31, 2009
	(Unaudited)	(Audited)

Advances to a supplier	$1,454,788	$-
Prepaid vessel repair and maintenance expenses	105,312	-
Prepaid operating expenses	242,060	-
	$1,802,160	$-

During the second quarter of 2009, the Company entered into a contract for purchase of vessel fuel and paid advances to a supplier of $1,454,788. The advances to a supplier are interest free and unsecured. Subsequently, the Company and the supplier agreed to terminate the contract and the advances will be recoverable in the third quarter of 2009.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 8 - SHORT-TERM BORROWINGS

Short-term borrowings were as follows:

		July 31, 2009	January 31, 2009
		(Unaudited)	(Audited)
Bank loans payable to financial institutions in Vietnam:

Secured, equivalent to VND1,000,000,000 with interest rate at 21% per annum payable monthly, repayable by August 8, 2009	(a)	$-	$56,503

Secured, equivalent to VND599,000,000 with interest rate at 18% per annum payable monthly, repayable by May 20, 2009	(a)	-	33,846

Secured, equivalent to VND11,000,000,000 with interest rate at 10.5% per annum payable monthly, repayable by December 24, 2009	(b)	608,777	-

Secured, equivalent to VND40,000,000,000 with interest rate at 10.5% per annum payable monthly, repayable by November 14, 2009	(b)	2,213,736	-

Secured, equivalent to VND5,000,000,000 with interest rate at 10.5% per annum payable monthly, repayable by November 19, 2009	(b)	276,717	-

Unsecured, equivalent to VND14,000,000,000 with interest rate at 6.5% per annum payable monthly, repayable by May 14, 2010		774,808	-

Total		$3,874,038	$90,349

(a)

These borrowings were fully repaid to the banks during the period ended July 31, 2009.

(b)

The aggregate borrowings were pledged by the real properties which are owned by the major stockholder and the director of the Company, Mr. Nguyen Quoc Khanh, as below:

(i)

the residential house located at 177B, 177C, 177/1 & 183 Nguyen Thi Khai Street, District 1 and 295/50 Bui Tu Doan, 6 Ward, An Lac Town, Binh Tan District, Ho Chi Minh City, Vietnam and,

(ii)

the land use right located at 251, 253, 235/2, 235/4 Khuong Viet, Phu Trung Ward, Tan Phu District, Ho Chi Minh City, Vietnam.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 9 - INCOME TAXES

For the period ended July 31, 2009 and 2008, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Six months ended July 31,
	2009	2008
Tax jurisdiction from:
– Local	$-	$-
– Foreign	256,034	102,585
Income before income taxes	$256,034	$102,585

The provision for income tax credit consisted of the following:

	Six months ended July 31,
	2009	2008
Current tax:
– Local	$-	$-
– Foreign	(1,666)	-

Deferred tax:
– Local	-	-
– Foreign	-	-

Income tax credit	$(1,666)	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company operates in various countries: United States of America and Vietnam that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. The Company does not incur any operation in the United States.

Socialist Republic of Vietnam

The Company’s VIE, Trai Thien is subject to the Law on Corporate Income Tax of the Socialist Republic of Vietnam at the statutory rate of 28% on the assessable income for the periods presented.

n June 3, 2008, the National Assembly of the Socialist Republic of Vietnam approved the Law on Corporate Income Tax (the “New CIT Law”). The new CIT Law, among other things, imposes a reduction of income tax rate from 28% to 25% for both domestic and foreign invested enterprises with effect from January 1, 2009. Hence, the Company is subject to the new income rate of 25% on the taxable income.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Pursuant to the New CIT Law, the Company is eligible for corporate income tax holiday, whereas its business is established in a special development zone or considered as encouraged investment. Under such tax holiday, the Company is exempted from corporate income tax for the first two years starting from its first profit-making year, entitled to a reduced corporate income tax rate of 10% for the following three years and a preferential corporate income tax rate of 20% for the remaining five years. Trai Thien continues to enjoy the tax holiday expiring through fiscal year 2016. During the period ended July 31, 2009, the Company filed the Vietnamese 2008 tax returns to the local tax office and the Company is exempted from 2008 income tax.

For the period ended July 31, 2009 and 2008, Trai Thien generated the net income from its operation. A reconciliation of income before income taxes to the effective tax rate as follows:

	Six months ended July 31,
	2009	2008

Income before income taxes	$256,034	$102,585
Statutory income tax rate	25%	28%
Income tax expense at statutory tax rate	64,009	28,724

Prior year adjustments	(46,101)	-
Effect of tax holiday	(38,405)	(28,724)
Non-deductible expenses	18,831	-
Income tax credit	$(1,666)	$-

No provision for deferred tax assets or liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

NOTE 10 – STOCKHOLDERS’ EQUITY

On February 1, 2009, the Company has 199,000,000 shares of authorized common stock and 5,000,000 shares of issued and outstanding common stock.

On March 31, 2009, the Company entered into a stock exchange transaction (“Initial Share Exchange”) and issued an aggregate 23,400,000 shares of common stock.

On July 31, 2009, the Company also entered into Amended Share Exchange Agreement (“Amended Share Exchange Agreement”) and Escrow Agreement (“Escrow Agreement”) among the shareholders of Trai Thien and Trai Thien, as well as its escrow agent. Pursuant to the Amended Share Exchange Agreement and Escrow Agreement, the Company agreed to place 15,903,000 shares of its common stock in escrow, out of the aggregate 23,400,000 shares of common stock under the Initial Share Exchange and Trai Thien’s shareholders agreed to place their 10,680,930 shares of Trai Thien’s capital stock representing 51% of total issued and outstanding shares in escrow. Both escrowed shares are subject to release upon the approval and registration of the acquisition of the remaining 51% interest in Trai Thien in accordance with the applicable Vietnamese laws and regulations.

As of July 31, 2009, the number of authorized and issued and outstanding shares of the Company’s common stock was 199,000,000 shares and 28,400,000 shares (including 15,903,000 shares held in escrow), respectively.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 11 – STATUTORY RESERVES

Under the Vietnamese Laws and Regulations, the Company is required to make appropriations to the statutory reserves based on after-tax net profits and determined in accordance with generally accepted accounting principles of the Socialist Republic of Vietnam (“VN GAAP”). Appropriations to the statutory reserves are based upon at least 25% of the after-tax net profits. These statutory reserves are established for the purpose of providing employee facilities and other collective fringe benefits including insurance, welfare supports and social security to the employees and are non-distributable other than in liquidation.

For the period ended July 31, 2009, the Company made appropriation of $113,506 to statutory reserves, based upon the after-tax net profits for the 2008 fiscal year under the VN GAAP.

NOTE 12 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three and six months ended July 31, 2009 and 2008, the customer who accounts for 10% or more of revenues and its outstanding balance as at period-end dates, are presented as follows:

	Three months ended July 31, 2009		July 31, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer B	$1,621,417	73%	$380
Customer E	218,226	10%	-
Total:	$1,839,643	83%	$380

	Six months ended July 31, 2009		July 31, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer B	$1,825,364	45%	$380
Customer E	439,713	11%	-
Total:	$2,265,077	56%	$380

	Three months ended July 31, 2008		July 31, 2008
	Revenues	Percentage of revenues	Accounts receivable

Customer J	$135,724	11%	$-
Customer K	164,540	13%	-
Customer M	128,907	10%	-
Customer L	161,598	13%	95,739
Total:	$590,769	46%	$95,739

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended July 31, 2008		July 31, 2008
	Revenues	Percentage of revenues	Accounts receivable

Customer K	$164,950	10%	$-
Customer L	161,351	10%	95,739
Customer I	178,948	11%	100,143
Total:	$505,249	31%	$195,882

(b)

Credit risk

No financial instruments that potentially subject the Company to significant concentrations of credit risk. Concentrations of credit risk are limited due to the Company’s large number of transactions are on the cash basis.

(c)

Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. At the period-end, all of borrowings were at fixed rates.

(d)

Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in VND and a significant portion of the assets and liabilities are denominated in VND. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and VND. If VND depreciates against US$, the value of VND revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(e)

Economic and political risks

Substantially all of the Company’s services are conducted in Vietnam and Asian region. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in Vietnam. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in Vietnam.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

(a)

Capital commitments

The Company is committed and contracted with two unaffiliated shipyards, Dai Duong Joint Stock Ocean Transportation Company and Hai Ha Road and Water Transport Company Limited, respectively, for the construction of 6 vessels in Vietnam. The total cost of the contracts for 6 vessels was approximately $66 million (equivalent to VND1,170,000,000,000). These vessels are expected to be delivered between 2010 and 2011.

As of July 31, 2009, the Company has the aggregate future minimum payments of $49,889,313 to the shipyards in the next 12 months.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

 (b)

Operating lease commitments

The Company is committed to several vessel charter agreements to operate a total of 4 oceangoing vessels for the various terms from 6 months to 1 year with fixed monthly rentals and generally did not contain significant renewal options. For the period ended July 31, 2009 and 2008, the Company incurred and paid vessel rental of $1,044,135 and $730,295, respectively.

As of July 31, 2009, the Company has the future minimum rental payments of $1,031,712 under these operating lease agreements within the next 12 months.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•

Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•

Our ability to raise capital when needed and on acceptable terms and conditions;

•

The intensity of competition; and

•

General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operations

We are a Vietnam-based sea cargo company, formed in June 2007, specializing in transport within Southeast Asia. Currently, we rent four cargo ships with average cargo capacity of 3,348 dead weight tonnage (or DWT) each. Aggregate capacity for all four ships totals 13,391 DWT. Most of our business is within Southeast Asia and southern China, due to the capacity of our ships.

We have made deposits on six new cargo vessels in order to expand the distance of our shipping and to meet the demand of our clients. The six new vessels will each have an average capacity of 7,600 DWT. We expect delivery of the first four vessels in the second half of 2010. The remaining two vessels are expected in the first half of 2011.

Subject to obtaining needed financing, we plan on aggressively acquiring additional vessels to meet demand from current customers as well as to expand the geographic regions that we service, including North and South America, Europe and Australia. Our ten-year strategy is to build a fleet of twenty ocean-going cargo ships, compliant to all international standards, with average load capacity between 3,000-5,000 DWT each. We plan on further expansion through the future development of a sea port in Vietnam that contains high-profit ancillary services such as a fuel depot, logistics outsourcing and warehousing.

Results of Operations for the Three Months Ended July 31, 2009 and 2008

Revenues for the three months ended July 31, 2009 increased by $939,811 or 73% to $2,220,794 compared to $1,280,983 for the three months ended July 31, 2008. This increase is primarily due to the launching of an additional leased vessel with capacity of 3,762 DWT in January 2009, attributable to an increase of 39% in the size of our fleet from 9,628 DWT during the three months ended July 31, 2008 to 13,390 DWT during the three months ended July 31, 2009. We also attribute the increase to increased capacity ultilization during the three months ended July 31, 2009 compared to the prior year period as we have expanded our local and international routes.

Voyage expense for the three months ended July 31, 2009 was $1,031,863 compared to $360,888 for the three months ended July 31, 2008. Voyage expenses mainly include fuel expenses, pilotage, towage and port fees. We attribute the increase of $670,975 or 186% to the increase in the number of vessels operated in the three months ended July 31, 2009 and the expansion of our nautical routes compared to the same period last year. We also attribute this increase to higher pilotage, towage and port fees that we incurred during the three months ended July 31, 2009 while we sourced for transporting goods.

Vessel operating expense for the three months ended July 31, 2009 was $176,428 compared to $107,805 for the three months ended July, 2008. Vessel operating expense mainly includes crew's salary, ship administrative expenses and vessels' insurance. We attribute the increase of $68,623 or 64% to the increase in the number of vessels operated in the three months ended July 31, 2009 and the increase in crew’s salary of about 20% compared to the same period last year.

Rental expense for the three months ended July 31, 2009 was $518,712 compared to $435,579 for the three months ended July 31, 2008. We attribute the increase of $83,133 or 19% to the increase in the number of vessels operated in the three months ended July 31, 2009.

Selling, general and administrative for the three months ended July 31, 2009 was $250,702, compared to $29,671 for the three months ended July 31, 2008. Selling, general and administrative expenses mainly included office expenses, salary of admin staffs, audit fee and consultancy fee. We attribute the increase of $221,031 or 745% to the increase of 20% in the number of staff for our expanding strategy. This increase is also due to the significant transaction costs such as professional fees in relation to reverse acquisition in U.S. incurred in the three months ended July 31, 2009 compared to the same period last year.

Interest expense for the three months ended July 31, 2009 was $24,153 compared to $1,869 for the three months ended July 31, 2008. We attribute the increase of $22,284 or 119% to the increase in short-term borrowing for operation.

Income tax credit for the three months ended July 31, 2009 was $2,897, compared to $0 for the three months ended July 31, 2008.

As a result of the foregoing, net income decreased by $123,252 or 36% for the three months ended July 31, 2009 from $345,654 to $222,402.

Results of Operations for the Six Months Ended July 31, 2009 and 2008

Revenues increased by $2,416,940 or 146% to $4,069,924 for the six months ended July 31, 2009 compared to $1,652,984 for the prior year period. This increase is primarily due to the launching of an additional leased vessel with capacity of 3,762 DWT in January 2009, attributable to an increase of 39% in the size of our fleet from 9,628 DWT during the six months ended July 31, 2008 to 13,390 DWT during the six months ended July 31, 2009. We also attribute the increase to increased capacity ultilization during the six months ended July 31, 2009 compared to the prior year period as we have expanded our local and international routes.

Voyage expense for the six months ended July 31, 2009 was $1,804,574 compared to $478,646 for the six months ended July 31, 2008. We attribute the increase of $1,325,928 or 277% to the increase in the number of vessels operated in the six months ended July 31, 2009 and the expansion of our nautical routes compared to the same period last year. We also attribute this increase to higher pilotage, towage and port fees that we incurred during the six months ended July 31, 2009 while we sourced for transporting goods.

Vessel operating expense for the six months ended July 31, 2009 was $370,810 compared to $245,350 for the six months ended July, 2008. We attribute the increase of $125,460 or 51% to the increase in the number of vessels operated in the six months ended July 31, 2009 and the increase in crew’s salary of about 20% compared to the same period last year.

Rental expense for the six months ended July 31, 2009 was $1,044,135 compared to $730,295 for the six months ended July 31, 2008. We attribute the increase of $313,840 or 43% to the increase in the number of vessels operated in the six months ended July 31, 2009.

Selling, general and administrative expenses for the six months ended July 31, 2009 was $568,429, compared to $101,414 for the six months ended July 31, 2008. We attribute the increase of $467,015 or 461% to the increase of 20% in the number of staff for our expanding strategy. This increase is also due to the significant transaction costs such as professional fees in relation to reverse acquisition in U.S. in the six months ended July 31, 2009 compared to the same period last year.

Interest expense for the six months ended July 31, 2009 was $26,595 compared to $3,998 for the six months ended July 31, 2008. We attribute the increase of $22,597 or 565% to the increase in short-term borrowing for operation.

Income tax credit for the six months ended July 31, 2009 was $1,666, compared to $0 for the six months ended July 31, 2008.

As a result of the foregoing, net income increased by $155,115 or 151% for the six months ended July 31, 2009 from $102,585 to $257,700.

Liquidity and Capital Resources

As of July 31, 2009, cash and cash equivalents were $76,259 compared to $59,621 as of January 31, 2009.

The Company used cash of $1,739,946 in operating activities for the six months ended July 31, 2009 while generated cash of $473,642 in operating activities for the same period in 2008. The major reason is an increase in prepayment and other current assets, which included an advanced payment of $1,454,788 to a fuel supplier and a decrease in accounts payable and accrued liabilities.

In investing activities, the Company used cash of $3,629,418 for the six months ended July 31, 2009, which was primarily payment to shipyards on vessel building. During the six months ended July 31, 2008, the Company generated cash of $750,674 in investing activities which was primarily repayment from shipyards on vessel building.

During the six months ended July 31, 2009, the Company generated net cash of $5,387,443 from financing activities, which included proceeds from short term borrowing of $3,920,678 and repayment from stockholders of $1,556,324. During the six months ended July 31, 2008, the Company used cash flows of $1,182,648 from financing activities including repayment to stockholders of $985,986 and payments on short-term borrowings of $196,662.

We estimate that our operational expenses over the next twelve months will be approximately $17,393,258, consisting of vessel related expenses of $12,320,225 and selling, general and administrative expenses of $5,073,033. We expect to meet such expenses through operating activities.

We estimate that our long term operational expenses will be approximately $1,449,438 a month, consisting of vessel related expenses of $1,026,685 and selling, general and administrative expenses of $422,752. We anticipate that our long term capital needs will be met from operating activities.

During 2007, the Company contracted for the construction of 6 vessels in Vietnam with a combined carrying capacity of 45,600 DWT in the aggregate value of approximately $66 million (equivalent to VND1,170,000,000,000), which is expected to be delivered between 2009 and 2010. As of July 31, 2009, the Company has available $76,259 cash and cash equivalents, which may not able to meet with such capital commitments. The Company plans to finance the construction of 6 newly-built vessels through the additional capital injection from its shareholders or external financing from the banks. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

Capital commitments

The Company is committed and contracted with two unaffiliated shipyards, Dai Duong Joint Stock Company and Hai Ha Road and Water Transport Company Limited, respectively, for the construction of 6 vessels in Vietnam. The total cost of the contracts for 6 vessels was approximately $66 million (equivalent to VND1,170,000,000,000). These vessels are expected to be delivered between 2010 and 2011. As of July 31, 2009, the Company has the aggregate future minimum payments of $49,889,313 to the shipyards in the next 12 months.

Operating lease commitments

The Company is committed to several vessel charter agreements to operate a total of 4 oceangoing vessels for the various terms from 6 months to 1 year with fixed monthly rentals and generally did not contain significant renewal options. For the period ended July 31, 2009 and 2008, the Company incurred and paid vessel rental of $1,044,135 and $730,295, respectively. As of July 31, 2009, the Company has the future minimum rental payments of $1,031,712 under these operating lease agreements within the next 12 months.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended July 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4t Controls and Procedures

The information required pursuant to item 4(t) has been provided in Item 4.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1.A. Risk Factors

There have been no material changes to our risk factors from those set forth in our annual report for the year ended January 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September 14, 2009, Nhuyen Quoc Khanh was appointed President of the Company. Mr. Khanh has served as the Company’s Chairman since July 31, 2009.

Item 6. Exhibits.

Exhibit No.	Description

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

32.1	Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVELOCAP, INC.

Dated: September 14, 2009	By:	/s/ Nguyen Quoc Khanh
Nguyen Quoc Khanh
Chief Executive Officer

Date: September 14, 2009		/s/ Nguyen Van Thong
Nguyen Van Thong
Chief Financial Officer