Form 10-Q
period 2009-09-30
DEVELOCAP INC
filed 2009-11-23
CIK 1279740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-150613

DEVELOCAP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-3030202
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

Khuong Viet St., Phu Trung Ward, Tan Phu Dist.
Ho Chi Minh City, Vietnam
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non Accelerated Filer	☐	Small Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

 Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:28,400,000 shares of Common Stock, $.001 par value as of November 23, 2009.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and

Development Joint Stock Company)

INDEX TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated and Combined Balance Sheets as of September 30, 2009 and December 31, 2008	4

Condensed Consolidated and Combined Statements of Operations And Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2009 and 2008	5

Condensed Consolidated and Combined Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008	6

Condensed Consolidated and Combined Statement of Stockholders’ Equity for the Nine Months ended September 30, 2009	7

Notes to Condensed Consolidated and Combined Financial Statements	8

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,938,269	$59,621
Amount due from a stockholder	-	1,570,047
Prepayments and other current assets	389,615	-
Total current assets	2,327,884	1,629,668

Non-current assets:
Vessel construction in progress	15,397,159	11,537,822
Plant and equipment, net	121,715	16,601
TOTAL ASSETS	$17,846,758	$13,184,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,177,070	$591,198
Current portion of bank borrowings	3,912,965	90,349
Income tax payable	79,017	105,429
Total current liabilities	5,169,052	786,976

Long-term liabilities:
Bank borrowings	232,742	-
Total long-term liabilities	232,742	-

Total liabilities	5,401,794	786,976

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $0.001 par value; 199,000,000 shares authorized; 28,400,000 and 23,400,000 shares issued and outstanding as of September 30, 2009 and December 31, 2009	28,400	23,400
Additional paid-in capital	13,023,180	13,028,180
Accumulated other comprehensive loss	(1,241,834)	(959,439)
Reserve funds	113,506	-
Retained earnings	521,712	304,974
Total stockholders’ equity	12,444,964	12,397,115
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,846,758	$13,184,091

See accompanying notes to condensed consolidated and combined financial statements.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues, net	$1,651,298	$912,253	$5,721,222	$2,565,237

Operating expenses:
Voyage expense	(555,614)	(343,231)	(2,360,188)	(821,877)
Vessel operating expense	(407,066)	(137,493)	(777,876)	(382,843)
Rental expense	(517,695)	(382,730)	(1,561,830)	(1,113,025)
Selling, general and administrative	(45,125)	(35,494)	(613,554)	(136,789)
Total operating expenses	(1,525,500)	(898,948)	(5,313,448)	(2,454,534)
Income from operations	125,798	13,305	407,774	110,703

Other income (expense):
Other income	-	-	-	9,005
Interest income	56	55	709	234
Interest expense	(66,636)	(2,169)	(93,231)	(6,167)

Income before income taxes	59,218	11,191	315,252	113,775

Income tax credit	13,326	-	14,992	-

NET INCOME	$72,544	$11,191	$330,244	$113,775

Other comprehensive loss:
- Foreign currency translation loss	(15,103)	(74,296)	(282,395)	(125,311)
COMPREHENSIVE INCOME (LOSS)	$57,441	$(63,105)	$47,849	$(11,536)

Net income per share – Basic and diluted	$0.00	$0.00	$0.01	$0.00

Weighted average shares outstanding – Basic and diluted	28,400,000	23,400,000	28,400,000	23,400,000

See accompanying notes to condensed consolidated and combined financial statements.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$330,244	$113,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,326	5,172
Changes in operating assets and liabilities:
Accounts receivable, trade	-	80,458
Prepayments and other current assets	(338,489)	-
Accounts payable and accrued liabilities	540,113	325,111
Income tax payable	(24,373)	(39,440)
Net cash provided by operating activities	517,821	485,076

Cash flows from investing activities:
Purchase of plant and equipment	(116,903)	(9,845)
(Payment to) repayment from shipyards on vessel building	(4,153,018)	730,668

Net cash (used in) provided by investing activities	(4,269,921)	720,823

Cash flows from financing activities:
Proceeds from bank borrowing	4,189,008	-
Payments on bank borrowings	(89,310)	(204,670)
Repayment from (advance to) stockholders	1,551,982	(973,104)

Net cash provided by (used in) financing activities	5,651,680	(1,177,774)

Effect of exchange rate changes in cash and cash equivalents	(20,932)	(1,206)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,878,648	26,919

BEGINNING OF PERIOD	59,621	18,297

END OF PERIOD	$1,938,269	$45,216

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$9,380	$-
Cash paid for interest	$26,515	$6,137

See accompanying notes to condensed consolidated and combined financial statements.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Reserve funds	Retained earnings	Total stockholders’ equity
	No. of share	Amount

Balance as of January 1, 2009	23,400,000	$23,400	$13,028,180	$(959,439)	$-	$304,974	$12,397,115

Recapitalization and reverse acquisition	5,000,000	5,000	(5,000)	-	-		-

Net income for the period	-	-	-	-	-	330,244	330,244

Appropriations to reserve funds	-	-	-	-	113,506	(113,506)	-

Foreign currency translation adjustment	-	-	-	(282,395)	-	-	(282,395)

Balance as of September 30, 2009	28,400,000	$28,400	$13,023,180	$(1,241,834)	$113,506	$521,712	$12,444,964

See accompanying notes to condensed consolidated and combined financial statements.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated and combined financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

These unaudited condensed consolidated and combined financial statements and notes thereto should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company’s 10-K annual report.

On September 30, 2009, the board of directors of the Company approved a change in the Company’s fiscal year from January 31 to December 31.

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

(e)

The agreement is in effect for 3 years starting from September 30, 2009, subject to an automatic renewal for a successive 1 year, unless terminated upon the Company’s acquisition of the remaining 51% interest in Trai Thien under the Amended Share Exchange Agreement and in accordance with all applicable Vietnamese laws and regulations.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

The Company has adopted the provisions of Accounting Standards Codification ("ASC") Topic 810-10-5-8, “Variable Interest Entities” (ASC 810-10-5-8), which requires certain variable interest entities to be consolidated by the primary beneficiary of the entity. With the above agreements, the Company’s management evaluated the relationships between the Company and Trai Thien and concluded that the Company is the primary beneficiary of Trai Thien, and Trai Thien is a VIE of the Company.

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

The Company has committed and contracted for the construction of 9 vessels in Vietnam with a combined carrying capacity of 58,500 deadweight tons in the aggregate value of approximately $80 million (equivalent to VND1,449,000,000,000), which are expected to be delivered between October 2009 and 2011. As of September 30, 2009, the Company has available $1,938,269 cash and cash equivalents, which may not able to meet with such capital commitments. The Company plans to finance the construction of 9 newly-built vessels through the additional capital from its shareholders or external financing from the banks. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•

Basis of consolidation

The accompanying condensed consolidated and combined financial statements reflect the consolidated operations of Develocap and its variable interest entity as of and subsequent to September 30, 2009 and a combined entity comprising the assets and liabilities that constituted the continuation of the business of Trai Thien for the periods prior to September 30, 2009. The consolidated and combined financial statements include the assets, liabilities and results of operations of the Company and its variable interest entity, in which Trai Thien is considered a primary beneficiary of the Company as defined in ASC 810-10-5-8. All significant inter-company balances and transactions have been eliminated in consolidation and combination.

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

On September 30, 2009, the Company entered into a series of agreements with Trai Thien. Under such contractual arrangements, the Company was provided with the ability to control Trai Thien, including its financial interest as described below:

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

With the above agreements, the Company has evaluated the relationship between the Company and Trai Thien and concluded that the Company demonstrates its ability to control Trai Thien as the primary beneficiary and Trai Thien is a VIE of the Company, in accordance with ASC 810-10-5-8.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

For the periods ended September 30, 2009 and 2008, the Company provided the allowance for doubtful accounts of $9,975 and $0, respectively.

•

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Office equipment	3 to 5 years
Motor vehicles	10 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation expense for the three months ended September 30, 2009 and 2008 was $6,011 and $1,924, respectively.

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $10,326 and $5,172, respectively.

•

Vessel construction in progress

Vessel construction in progress represents the cost of contracts to build vessels and other direct costs relating to acquiring and placing the vessels in service. No depreciation is provided for until the vessel is substantially complete and ready for its intended use. No capitalized interest is incurred during the period of vessel construction.

•

Impairment of long-life assets

Long-lived assets primarily include plant and equipment and vessel construction in progress. In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of September 30, 2009.

•

Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

(a)

Cargo transportation revenue

Recognition of cargo transportation revenue is based upon ASC Topic 605-20-25-13, “Services for Freight-in-Transit at the End of a Reporting Period”. The Company recorded both transportation revenue and its direct costs when the shipment is completed.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

•

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•

Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the nine months ended September 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is the United States dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Vietnamese Dong ("VND"), which is functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment.

•

Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

•

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its condensed consolidated financial statements.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

The Company adopted, ASC Topic 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the nine months ended September 30, 2009, the Company contracted for the construction of the additional 3 vessels with a carrying capacity of 12,900 deadweight tons. The cost of the contract for such vessels under construction are approximately $15,414,247 (equivalent to VND 278,859,149,100) in Vietnam. The vessels are expected to be delivered between October and December 2009.

For the period ended September 30, 2009, the Company expended the aggregate of $4,153,018 on vessel building and the aggregate vessel construction in progress was amounted to $15,397,159 at period end-date.

NOTE 6 – AMOUNT DUE FROM A STOCKHOLDER

Amounts due from stockholders represented temporary advances to the major stockholder of the Company, Mr. Nguyen Quoc Khanh, which were unsecured, interest free and repayable on demand. During the first and second quarters of 2009, the aggregate balance was fully recovered from the stockholder of the Company, Mr. Nguyen Quoc Khanh.

NOTE 7 – PREPAYMENTS AND OTHER CURRENT ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Prepaid vessel repair and maintenance expenses	$77,687	$-
Prepaid operating expenses	311,928	-
	$389,615	$-

NOTE 8 – BANK BORROWINGS

Bank borrowings were as follows:

		September 30, 2009	December 31, 2008
		(Unaudited)	(Audited)
Bank loans payable to financial institutions in Vietnam:

Secured, equivalent to VND1,000,000,000 with interest rate at 21% per annum payable monthly, repayable by August 8, 2009	(a)	$-	$56,503

Secured, equivalent to VND599,000,000 with interest rate at 18% per annum payable monthly, repayable by May 20, 2009	(a)	-	33,846

Secured, equivalent to VND40,000,000,000 with interest rate at 10.5% per annum payable monthly, repayable by November 14, 2009	(b)	2,211,044	-

Secured, equivalent to VND5,000,000,000 with interest rate at 10.5% per annum payable monthly, repayable by November 19, 2009	(b)	276,381	-

Secured, equivalent to VND11,000,000,000 with interest rate at 10.5% per annum payable monthly, repayable by December 24, 2009	(b)	608,037	-

Secured, equivalent to VND5,000,000,000 with interest rate at 10.5% per annum payable monthly, repayable by September 30, 2014	(c)	276,381	-

Unsecured, equivalent to VND14,000,000,000 with interest rate at 6.5% per annum payable monthly, repayable by May 14, 2010		773,864	-

Total		4,145,707	90,349
Less: current portion of bank borrowings		(3,912,965)	(90,349)
Total long-term borrowings, net of current portion		$232,742	$-

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of September 30, 2009, the maturities of the bank borrowings for the next 5 years are as follows:

Periods ending September 30:
2010	$3,912,965
2011	58,184
2012	58,184
2013	58,184
2014	58,190
Total bank borrowings	$4,145,707

(a)

These borrowings were fully repaid to the banks during the period ended September 30, 2009.

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

(c)

The borrowing was pledged by a vessel under construction.

NOTE 9 - INCOME TAXES

For the period ended September 30, 2009 and 2008, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Nine months ended September 30,
	2009	2008
Tax jurisdiction from:
– Local	$-	$-
– Foreign	315,252	113,775
Income before income taxes	$315,252	$113,775

The provision for income tax credit consisted of the following:

	Nine months ended September 30,
	2009	2008
Current tax:
– Local	$-	$-
– Foreign	(14,992)	-

Deferred tax:
– Local	-	-
– Foreign	-	-

Income tax credit	$(14,992)	$-

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

On June 3, 2008, the National Assembly of the Socialist Republic of Vietnam approved the Law on Corporate Income Tax (the “New CIT Law”). The new CIT Law, among other things, imposes a reduction of income tax rate from 28% to 25% for both domestic and foreign invested enterprises with effect from January 1, 2009. Hence, the Company is subject to the new income rate of 25% on the taxable income.

Pursuant to the New CIT Law, the Company is eligible for corporate income tax holiday, whereas its business is established in a special development zone or considered as encouraged investment. Under such tax holiday, the Company is exempted from corporate income tax for the first two years starting from its first profit-making year, entitled to a reduced corporate income tax rate of 10% for the following three years and a preferential corporate income tax rate of 20% for the remaining five years. Trai Thien continues to enjoy the tax holiday expiring through fiscal year 2016. During the period ended September 30, 2009, the Company filed the Vietnamese 2008 tax returns to the local tax office and the Company is exempted from 2008 income tax.

For the period ended September 30, 2009 and 2008, Trai Thien generated the net income from its operation. A reconciliation of income before income taxes to the effective tax rate as follows:

	Nine months ended September 30,
	2009	2008

Income before income taxes	$315,252	$113,775
Statutory income tax rate	25%	28%
Income tax expense at statutory tax rate	78,813	31,857

Prior year adjustments	(68,958)	-
Effect of tax holiday	(47,289)	(31,857)
Non-deductible expenses	22,442	-
Income tax credit	$(14,992)	$-

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

On September 30, 2009, the Company also entered into Amended Share Exchange Agreement (“Amended Share Exchange Agreement”) and Escrow Agreement (“Escrow Agreement”) among the shareholders of Trai Thien and Trai Thien, as well as its escrow agent. Pursuant to the Amended Share Exchange Agreement and Escrow Agreement, the Company agreed to place 15,903,000 shares of its common stock in escrow, out of the aggregate 23,400,000 shares of common stock under the Initial Share Exchange and Trai Thien’s shareholders agreed to place their 10,680,930 shares of Trai Thien’s capital stock representing 51% of total issued and outstanding shares in escrow. Both escrowed shares are subject to release upon the approval and registration of the acquisition of the remaining 51% interest in Trai Thien in accordance with the applicable Vietnamese laws and regulations.

As of September 30, 2009, the number of authorized and issued and outstanding shares of the Company’s common stock was 199,000,000 shares and 28,400,000 shares (including 15,903,000 shares held in escrow), respectively.

NOTE 11 –RESERVE FUNDS

Under the Corporate Charter of Trai Thien, the Company is required to make appropriations to the reserves based on after-tax net profits and determined in accordance with generally accepted accounting principles of the Socialist Republic of Vietnam (“VN GAAP”). Appropriations to the reserves are based upon at least 25% of the after-tax net profits. The reserve funds consist of investment and development funds, financial reserve funds, insurance funds and bonus and welfare funds.

For the period ended September 30, 2009, the Company made appropriation of $113,506 to reserve, based upon the after-tax net profits for the 2008 fiscal year under the VN GAAP.

NOTE 12 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three months ended September 30, 2009 and 2008, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance as at period-end dates, are presented as follows:

	Three months ended September 30, 2009		September 30, 2009
	Revenues	Percentage of revenues	Accounts Receivable

Customer B	$1,093,045	66%	$-
Customer F	477,939	29%	-
Total:	$1,570,984	95%	$-

	Three months ended September 30, 2008		September 30, 2008
	Revenues	Percentage of revenues	Accounts Receivable

Customer C	$145,912	16%	$-
Customer P	103,676	11%	-
Customer M	100,647	11%	-
Customer N	127,784	14%	65,996
Total:	$478,019	52%	$65,996

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the nine months ended September 30, 2009, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance as at period-end dates, are presented as follows:

	Nine months ended September 30, 2009		September 30, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer B	$2,913,311	51%	$-
Customer F	735,089	13%	-
Total:	$3,648,400	64%	$-

For the nine months ended September 30, 2008, one customer represented more than 10% of the Company’s revenue. This customer accounts for 10% of the Company’s revenue amounting to $251,263, with $0 of accounts receivable.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

(a)

Capital commitments

The Company is committed and contracted with three unaffiliated shipyards, Dai Duong Joint Stock Ocean Transportation Company, Hai Ha Road and Water Transport Company Limited and Dai Duong Vessel Building Co. Ltd, respectively, for the construction of 9 vessels in Vietnam. The total cost of the contracts for 9 vessels was approximately $80 million (equivalent to VND1,449,000,000,000). These vessels are expected to be delivered between October 2009 and 2011.

DEVELOCAP, INC.

(Formerly Trai Thien Sea Transport Investment and Development Joint Stock Company)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of September 30, 2009, the Company has the aggregate future minimum payments of $64,690,130 to the shipyards in the next 12 months.

(b)

Operating lease commitments

The Company is committed to several vessel charter agreements to operate a total of 4 oceangoing vessels for the various terms from 6 months to 1 year with fixed monthly rentals and generally did not contain significant renewal options. For the period ended September 30, 2009 and 2008, the Company incurred and paid vessel rental of $1,561,830 and $1,113,025, respectively.

As of September 30, 2009, the Company has the future minimum rental payments of $342,435 under these operating lease agreements within the next 12 months.

NOTE 14 - SUBSEQUENT EVENTS

In late October 2009, the Company have taken delivery of 1 newly built vessel with a carrying capacity of 4,300 deadweight tons.

In November 2009, the Company entered into the Acquisition Agreements (the “Agreements”) with Nam Trieu Shipbuilding Industry Corporation, a Vietnamese shipyard, to acquire 6 new vessels in the aggregate purchase price of approximately $184 million. Pursuant to the Agreements, the acquisition is subject to the final approval of the local government on the financial support.

The Company evaluated subsequent events through November 23, 2009, the date the financial statements were issued, and there were no other subsequent events which impacted the Company’s financial position or results of operations as of September 30, 2009 or which required disclosure.

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

Plan of Operations

We are a Vietnam-based sea cargo company, formed in June 2007, specializing in transport within Southeast Asia. Currently, we rent four cargo ships with average cargo capacity of 3,348 dead weight tonnage (or DWT) each. Aggregate capacity for all four ships totals 13,390 DWT. Most of our business is within Southeast Asia and southern China, due to the capacity of our ships.

We have made deposits on six new cargo vessels in order to expand the distance of our shipping and to meet the demand of our clients. The six new vessels will each have an average capacity of 7,600 DWT. We expect delivery of the first four vessels in the second half of 2010. The remaining two vessels are expected in the first half of 2011.

Subject to obtaining needed financing, we plan on aggressively acquiring additional vessels to meet demand from current customers as well as to expand the geographic regions that we service, including North and South America, Europe and Australia. Our ten-year strategy is to build a fleet of ocean-going cargo ships, compliant to all international standards, with average load capacity between 34,000-56,000 DWT each. We also plan on further expansion of related business activities through the future development of a sea port in Vietnam containing high-profit ancillary services such as a fuel depot, logistics outsourcing and warehousing.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Revenues for the three months ended September 30, 2009 increased by $739,042 or 81% to $1,651,298 compared to $912,253 for the three months ended September 30, 2008. This increase is primarily due to the launching of an additional leased vessel with capacity of 3,762 DWT in January 2009, attributable to an increase of 39% in the size of our fleet from 9,628 DWT during the three months ended September 30, 2008 to 13,390 DWT during the three months ended September 30, 2009. We also attribute the revenue increase to increased capacity utilization during the three months ended September 30, 2009, compared to the prior year period as we expanded our local and international routes.

Voyage expense for the three months ended September 30, 2009 was $555,614 compared to $343,231 for the three months ended September 30, 2008. Voyage expenses mainly include fuel , pilotage, towage and port fees. We attribute the increase of $212,383, or 62%, to the increase in the number of vessels operated in the three months ended September 30, 2009, and the expansion of our nautical routes compared to the same period last year. We also attribute this to a corresponding increase in pilotage, towage and port fees that we incurred during the three months ended September 30, 2009.

Vessel operating expense for the three months ended September 30, 2009 was $407,066 compared to $137,493 for the three months ended September, 2008. Vessel operating expenses mainly include crew's salary, ship administrative expenses and vessels' insurance. We attribute the increase of $269,573, or 196%, to the increase in the number of vessels operated in the three months ended September 30, 2009 and the increase in crew’s salary of about 20% compared to the same period last year.

Rental expense for the three months ended September 30, 2009 was $517,695 compared to $382,730 for the three months ended September 30, 2008. We attribute the increase of $134,965 or 35% to the increase in the number of vessels operated in the three months ended September 30, 2009.

Selling, general and administrative expense for the three months ended September 30, 2009 was $45,125, compared to $35,494 for the three months ended September 30, 2008. Selling, general and administrative expenses mainly included office expenses, salary of administration staff, audit fees and consultancy fees. We attribute the increase of $9,631, or 27%, to the increase of 20% in the number of staff for our expanding strategy. This increase is also due to the significant transaction costs such as professional fees in relation to reverse acquisition in U.S. incurred in the three months ended September 30, 2009, compared to the same period last year.

Interest expense for the three months ended September 30, 2009 was $66,636 compared to $2,169 for the three months ended September 30, 2008. We attribute the increase of $64,467, or 2972%, to the increase in short-term borrowing for operations.

Income tax credit for the three months ended September 30, 2009 was $13,326, compared to $0 for the three months ended September 30, 2008.

As a result of the foregoing, net income increased by $61,353, or 548%, for the three months ended September 30, 2009, from $11,191 to $72,544

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Revenues increased by $3,155,985, or 123%, to $5,721,222 for the nine months ended September 30, 2009, compared to $2,565,237 for the prior year period. This increase is primarily due to the launching of an additional leased vessel with capacity a of 3,762 DWT in January 2009, translating to an increase of 39% in the size of our fleet from 9,628 DWT during the nine months ended September 30, 2008, to 13,390 DWT during the nine months ended September 30, 2009. We also attribute the increase to increased capacity ultilization during the nine months ended September 30, 2009, compared to the prior year period as we have expanded our local and international routes.

Voyage expense for the nine months ended September 30, 2009, was $2,360,188 compared to $821,877 for the nine months ended September 30. We attribute the increase of $1,538,311, or 187%, to the increase in the number of vessels operated in the nine months ended September 30, 2009, and the expansion of our nautical routes compared to the same period last year. We also attribute this increase to higher pilotage, towage and port fees that we incurred during the nine months ended September 30, 2009, relating to expanded operations.

Vessel operating expense for the nine months ended September 30, 2009 was $777,876 compared to $382,843 for the nine months ended July, 2008. We attribute the increase of $395,033, or 103%, to the increase in the number of vessels operated in the nine months ended September 30, 2009, and the increase in crew’s salary of about 20% compared to the same period last year.

Rental expense for the nine months ended September 30, 2009, was $1,561,830 compared to $1,113,025 for the nine months ended September 30, 2008. We attribute the increase of $448,805, or 40%, to the increase in the number of vessels operated in the nine months ended September 30, 2009.

Selling, general and administrative expenses for the nine months ended September 30, 2009, was $613,554 compared to $136,789 for the nine months ended September 30, 2008. We attribute the increase of $476,765, or 349%, to the increase of 20% in the number of staff for our expanding strategy. This increase is also due to the significant transaction costs such as professional fees in relation to the reverse acquisition in the U.S. in the nine months ended September 30, 2009, compared to the same period last year.

Interest expense for the nine months ended September 30, 2009, was $93,231 compared to $6,167 for the nine months ended September 30, 2008. We attribute the increase of $87,064 to the increase of interest loan from borrowing for operation.

Income tax credit for the nine months ended September 30, 2009 was $14,992, compared to $0 for the nine months ended September 30, 2008.

As a result of the foregoing, net income increased by $216,469, or 190%, for the nine months ended September 30, 2009, from $113,775 to $330,244.

Liquidity and Capital Resources

As of September, 2009, cash and cash equivalents were $1,938,269 compared to $59,621 as of December 31, 2008.

The Company generated cash of $517,821 and $485,076 in operating activities for the nine months ended September 30, 2009 and for the same period in 2008, respectively. The major reason is an increase in net income for the nine months ended September 2008 from $113,775 to $330,244 of the period ended September 2009.

In investing activities, the Company used cash of $4,269,921 for the nine months ended September 30, 2009, which was primarily payment to shipyards on vessel building. During the nine months ended September 30, 2008, the Company generated cash of $720,823 in investing activities which was primarily repayment from shipyards on vessel building.

During the nine months ended September 30, 2009, the Company generated net cash of $5,651,680 from financing activities, which included proceeds from borrowing of $4,189,008 and repayment from stockholders of $1,551,982. During the nine months ended September 30, 2008, the Company used cash flows of $1,177,774 from financing activities, including repayment to stockholders of $973,104 and payments on bank borrowings of $204,670.

We estimate that our operational expenses over the next twelve months will be approximately $17,393,258, consisting of vessel related expenses of $12,320,225 and selling, general and administrative expenses of $5,073,033. We expect to meet such expenses through operating activities.

We estimate that our long term operational expenses will be approximately $1,449,438 a month, consisting of vessel related expenses of $1,026,685 and selling, general and administrative expenses of $422,752. We anticipate that our long term capital needs will be met through operating activities.

The Company has committed and contracted for the construction of 9 vessels in Vietnam with a combined carrying capacity of 58,500 deadweight tons and an aggregate value of approximately $80 million (equivalent to VND1,449,000,000,000), which are expected to be delivered between October 2009 and June 2011. As of September 30, 2009, the Company has available $1,938,269 cash and cash equivalents and may not be able to meet with such capital commitments. The Company plans to finance the construction of 9 newly-built vessels through the additional capital from its shareholders or external financing from the banks. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

Capital commitments

The Company is committed and contracted with three unaffiliated shipyards, Dai Duong Joint Stock Ocean Transportation Company, Hai Ha Road and Water Transport Company Limited and Dai Duong Vessel Building Co. Ltd, respectively, for the construction of 9 vessels in Vietnam. The total cost of the contracts for 9 vessels is approximately $80 million (equivalent to VND1,449,000,000,000). These vessels are expected to be delivered between October 2009 and June 2011.

As of September 30, 2009, the Company has the aggregate future minimum payments of $64,690,130 to the shipyards in the next 12 months.

Operating lease commitments

The Company is committed to several vessel charter agreements to operate a total of 4 oceangoing vessels for various terms from 6 months to 1 year with fixed monthly rentals and generally do not contain significant renewal options. For the period ended September 30, 2009, and 2008, the Company incurred and paid vessel rental of $1,561,830 and $1,113,025, respectively.

As of September 30, 2009, the Company has the future minimum rental payments of $342,435 under these operating lease agreements within the next 12 months.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

DEVELOCAP, INC.

Dated: November 23, 2009	By:	/s/ Haley Manchester
Haley Manchester
Chief Executive Officer

Date: November 23, 2009		/s/ Nguyen Van Thong
Nguyen Van Thong
Chief Financial Officer