Form 10-K
period 2009-12-31
TRAI THIEN USA INC
filed 2010-04-15
CIK 1279740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number 000-150613

Trai Thien USA Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-3030202 (I.R.S. Employer Identification No.)

Khuong Viet St, Phu Trung Ward, Tan Phu Dist. Ho Chi Minh City, Vietnam (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (848) 3975 3070

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .

Accelerated filer       .

Non-accelerated filer       . (Do not check if a smaller reporting company)

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed fiscal year was $48,581,295.

As of April 15, 2010, there were 30,000,000 shares of Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

TRAI THIEN USA INC. AND SUBISIDIARIES

ii

PART I

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements related to Trai Thien USA Inc.’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) Trai Thien USA Inc.’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of Trai Thien USA Inc.; (ii) Trai Thien USA Inc.’s plans and results of operations will be affected by Trai Thien USA Inc.’s ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in Trai Thien USA Inc.’s filings with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;

●	the demand for our goods and services;

●	competitive factors in the industries in which we compete;

●	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

●	the outcome of litigation and governmental proceedings;

●	interest rate fluctuations and other changes in borrowing costs;

●	other capital market conditions, including availability of funding sources;

●	potential further impairment of our indefinite-lived intangible assets and/or our long-lived assets; and

●	changes in government regulations related to the broadband and Internet protocol industries.

Item 1. Business.

Overview

Trai Thien USA Inc., through its subsidiary, Trai Thien Sea Transport Investment and Development Joint Stock Company, a Vietnamese joint stock company (“Trai Thien”), is a Vietnam-based dry bulk shipping company specializing in transporting raw materials such as ore, steel, lumber and grain in Southeast Asia.

Corporate History

The Company was incorporated as a Nevada corporation on January 23, 2004 under the name Develocap, Inc. From its inception until the acquisition of Trai Thien in July 2009 (discussed below), the Company had a very limited operating history as a business development company under the Investment Company Act of 1940, and subsequently as a consulting company. The Company did not generate any revenues during this period.

On March 31, 2009, the Company entered into a Share Exchange Agreement (the “Original Share Exchange Agreement”) with certain of its shareholders, Trai Thien, and the shareholders of Trai Thien (the “Trai Thien Shareholders”).  Pursuant to the Original Share Exchange Agreement, the Company agreed to issue to the Trai Thien Shareholders an aggregate of 23,400,000 shares of the Company’s common stock (the “Acquisition Shares”) in exchange for all of the issued and outstanding capital stock of Trai Thien. Upon execution of the Original Share Exchange Agreement, its closing was subject to the fulfillment of certain conditions including, but not limited to, the receipt of all requisite consents, waivers and approvals by the Company and Trai Thien.

On July 31, 2009, the Company entered into Amendment No. 1 (the “Amendment”) to the Share Exchange Agreement, with Trai Thien and the Trai Thien Shareholders (because shareholders of the Company had inadvertently been included as parties to the Original Share Exchange Agreement, they were not parties to the Amendment and were removed as parties to the Share Exchange Agreement).  On July 31, 2009 (the “Closing Date”), pursuant to and upon the initial closing (the “Initial Closing”) of the Original Share Exchange Agreement, as amended by the Amendment (as so amended, the “Share Exchange Agreement”), the Company issued 7,497,000 of the Acquisition Shares to the Trai Thien Shareholders, and 49% of the outstanding capital of Trai Thien was transferred from the Trai Thien Shareholders to the Company (the “Initial Acquisition”). In addition, on the Closing Date, the remaining 15,903,000 Acquisition Shares, and the remaining 51% of the outstanding capital of Trai Thien, were placed into an escrow account established pursuant to an escrow agreement entered into in connection with the Share Exchange Agreement (discussed below). Pursuant to the Share Exchange Agreement, following the Closing Date, the Company shall have the right to acquire the remaining 51% of the outstanding capital of Trai Thien (the “Subsequent Acquisition”), subject to and in accordance with applicable Vietnamese laws and regulations, in exchange for the remaining 15,903,000 Acquisition Shares. The closing of the Subsequent Acquisition is subject to the fulfillment of certain conditions including, but not limited to, the receipt of all requisite consents, waivers and approvals by the Company and Trai Thien.

In connection with the Share Exchange Agreement, on July 31, 2009, the Company entered into an escrow agreement (the “Escrow Agreement”) with Trai Thien, the Trai Thien Shareholders, and Sichenzia Ross Friedman Ference LLP, as escrow agent. Pursuant to the Escrow Agreement, the Company placed 15,903,000 Acquisition Shares (the “Escrow Shares”) into an escrow account, and the Trai Thien shareholders placed 51% of the outstanding capital of Trai Thien into such escrow account, pending the approval and registration of the Subsequent Acquisition in accordance with applicable Vietnamese laws and regulations. Upon the Subsequent Closing, the Escrow Shares will be released to the Trai Thien Shareholders, and 51% of the outstanding capital of Trai Thien will be released to the Company. If the Subsequent Closing has not been completed by December 31, 2012, any Escrow Shares or outstanding shares of Trai Thien held in the escrow account shall be returned to the Company and the Trai Thien Shareholders, respectively, unless otherwise agreed by the parties.

In connection with the Share Exchange Agreement, on July 31, 2009, the Company entered into a management services agreement (the “Management Services Agreement”) with Trai Thien. Pursuant to the Management Services Agreement, the Company agreed to provide certain management and advisory services to Trai Thien. The services provided under the Management Services Agreement shall include, but not be limited to: determining strategies and development plans; deciding investment plans; approval of contracts, nominating, appointing and dismissing the officers and management of Trai Thien; and supervising the officers and management of Trai Thien. In consideration for the services provided under the Management Services Agreement, Trai Thien shall pay the Company a fee equal to 51% of Trai Thien’s net income after taxes (the “Management Fee”). The Management Fee shall be payable to the Company within 45 days after the end of each calendar quarter. Due to the current financial position of Trai Thien, the Company elected to waive the Management Fee during 2009.  The Management Services Agreement has a term of 3 years, however, it shall automatically terminate upon the Company’s acquisition of the remaining 51% interest in Trai Thien.  Following the closing of the Initial Acquisition, the Company discontinued its former business and succeeded to the business of Trai Thien as its sole line of business.

On January 13, 2010, the Company received notification that the Articles of Merger, filed with the Secretary of State of Nevada on January 11, 2010, was accepted by the Secretary of State of Nevada. Pursuant to the Articles of Merger, the Company’s wholly owned subsidiary was merged into the Company. As a result of the filing of the Articles of Merger, the Company’s corporate name was changed from Develocap, Inc. to Trai Thien USA Inc.

Description of Business

We are a Vietnam-based sea cargo company, formed in June 2007, specializing in the transport of dry bulk commodities within Southeast Asia. Currently, we have a fleet of five owner-operated and term-leased geared vessels with an average size of 3,538 dead weight tonnage (“DWT”). The aggregate capacity for all five ships totals 17,690 DWT. Due to the current capacity of our ships, most of our business is within Southeast Asia and southern China.

Three Year Expansion Plan

In addition to Trai Thien’s current fleet of five owner-operated and term-leased geared vessels, in order to meet growing market demand for our services, we have contracted to rent six additional new ships with larger capacities of 6,850 DWT on average, of which one is under a financial lease and the others are operating leases. We expect four out of these six ships to be launched in 2010 and the remaining two ships to operate in the first half of 2011. In addition, we have made deposits for building six new cargo ships with a capacity of 7,600 DWT each. We expect delivery of the first four ships in the second half of 2010. The remaining two vessels are expected in 2011. The Company has also contracted to build two new ships of 4,300 DWT each which are expected to be delivered in 2010.

As of December 31, 2009, the Company is required to make aggregate future minimum payments of $46,703,915 to the shipyards in the next 12 months. As of December 31, 2009, the Company has available $102,484 cash and cash equivalents. The Company plans to finance the construction of these 8 newly-built vessels through additional capital injection from its shareholders or external financing from banks or a mixed of financing sources. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

With our expansion plan, Trai Thien’s total capacity is expected to significantly increase to more than 80,000 DWT by the end of 2010, then exceeding 110,000 DWT by the end of 2011. With most of our cargo ships being new and reliable, we believe we can further distance ourselves from locally-owned and foreign-owned competitors in Vietnam and greater South East Asia.

Taxes and Other Fees

Pursuant to the New CIT Law, the Company is eligible for corporate income tax holiday, whereas its business is established in a special development zone or considered as encouraged investment. Under such tax holiday, the Company is exempted from corporate income tax for the first two years starting from its first profit-making year, entitled to a reduced corporate income tax rate of 10% for the following three years and a preferential corporate income tax rate of 20% for the remaining five years. Trai Thien continues to enjoy the tax holiday expiring through fiscal year 2016. These factors should assist us as we expand our fleet of vessels to service more profitable routes and cargoes.

Government Regulation

Our operations are subject to compliance with the requirements of local Vietnamese government agencies and authorities, including regulations concerning workplace safety, labor relations and disadvantaged businesses. Additionally, all of our operations are subject to local laws and regulations relating to the environment, including those relating to discharges to air, water and land. Certain environmental and other laws impose substantial penalties for non-compliance. We continually evaluate whether we must take additional steps at our locations to ensure compliance with environmental and other laws.

The operation of our vessels is affected by the requirements set forth in the IMO International Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code. The ISM Code requires shipowners, ship managers and bareboat charterers to develop and maintain an extensive "Safety Management System" that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. As of the date of this report, each of our vessels is ISM code-certified.

While compliance with applicable regulatory requirements has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future.

Employees

We employ 87 people subdivided into five groups that work with directly with the operations of our five current vessels. All the naval officers, captains, mates, chief mechanics, vice-chief mechanics and seaman managers of each of our ships meet required minimum qualifications in their respective fields.

We also employ 48 support and office management staff, including managers and deputy managers within specialized departments. Most managers have graduated from university and have direct experience in their respective fields.

Item 1A.  Risk Factors.

 Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Relating to our Business

We may not be able to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has committed and contracted for the construction of 8 vessels in Vietnam with a combined carrying capacity of 54,200 deadweight tons in the aggregate value of approximately $73 million (equivalent to VND1,356,000,000,000), which are expected to be delivered between 2010 and 2011. As of December 31, 2009, the Company is required to make aggregate future minimum payments of $46,703,915 to the shipyards in the next 12 months. As of December 31, 2009, the Company has available $102,484 cash and cash equivalents, which may not able to meet with these capital commitments. The Company plans to finance the construction of these 8 newly-built vessels through additional capital injection from its shareholders or external financing from banks or a mixed of financing sources. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels. Our auditors have included an explanatory paragraph in their Report of Independent Registered Public Accounting Firm included in our audited consolidated financial statements for the years ended December 31, 2009 and 2008, to the effect that such factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We will need significant additional capital, which we may be unable to obtain.

Our financing requirements for our planned expansion will be significant. In the event that such financing is not procured, we may be forced to curtail our growth plans. There can be no assurance that such financing would be available when needed or that it would be available on acceptable terms. Furthermore, the issuance by the Company of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock. Debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

If our strategy is unsuccessful, we will not be profitable and our shareholders could lose their investments.

There is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue, which may cause the value of the Company to decrease, thereby potentially causing our stockholders to lose their investments.

We may not be able to grow or to effectively manage our growth.

A principal focus of our strategy is to continue to grow by taking advantage of changing market conditions, which may include expanding our business in Southeast Asia, the primary geographic area and market where we operate, by expanding into other regions, and by increasing the number of vessels in our fleet.

Our future growth will depend upon a number of factors, some of which we cannot control. These factors include our ability to:

•    identify businesses engaged in managing, operating or owning vessels for acquisitions or joint ventures;

•    identify vessels and/or shipping companies for acquisitions;

•    integrate any acquired businesses or vessels successfully with our existing operations;

•    hire, train and retain qualified personnel to manage and operate our growing business and fleet;

•    identify additional new markets outside of Southeast Asia;

•    improve our operating and financial systems and controls; and

•    obtain required financing for our existing and new operations.

Our ability to grow is in part dependent on our ability to expand our fleet through acquisitions of suitable vessels. We may not be able to acquire vessels on favorable terms, which could impede our growth and negatively impact our financial condition. We may not be able to negotiate acceptable construction or purchase contracts with shipyards and owners, or obtain financing for such acquisitions on economically acceptable terms, or at all.

The failure to effectively identify, purchase, develop and integrate any vessels or businesses could adversely affect our business, financial condition and results of operations.

Disruptions in world financial markets and the resulting governmental action in the United States and in other parts of the world could have a material adverse impact on our results of operations, financial condition and cash flows.

The United States and other parts of the world are exhibiting deteriorating economic trends and have been in a recession. For example, the credit markets in the United States have experienced significant contraction, deleveraging and reduced liquidity, and the United States federal government and state governments have implemented and are considering a broad variety of governmental action and/or new regulation of the financial markets. Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements. The Securities and Exchange Commission, other regulators, self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies, and may affect changes in law or interpretations of existing laws.

Recently, a number of financial institutions have experienced serious financial difficulties and, in some cases, have entered bankruptcy proceedings or are in regulatory enforcement actions. The uncertainty surrounding the future of the credit markets in the United States and the rest of the world has resulted in reduced access to credit worldwide.

We face risks attendant to changes in economic environments, changes in interest rates, and instability in the banking and securities markets around the world, among other factors. Major market disruptions and the current adverse changes in market conditions and regulatory climate in the United States and worldwide may adversely affect our business or impair our ability to borrow amounts under any future financial arrangements. We cannot predict how long the current market conditions will last. However, these recent and developing economic and governmental factors may have a material adverse effect on our results of operations, financial condition or cash flows.

Acts of piracy on ocean-going vessels have recently increased in frequency, which could adversely affect our business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea and in the Gulf of Aden off the coast of Somalia. Throughout 2009 the frequency of piracy incidents has increased significantly, particularly in the Gulf of Aden off the coast of Somalia. For example, in April 2009, the Maersk Alabama, a cargo vessel not affiliated with us, was captured by pirates off the coast of Somalia and was released following military action by the U.S. Navy. In November 2008, the Sirius Star, a tanker vessel not affiliated with us, was also captured by pirates in the Indian Ocean while carrying crude oil estimated to be worth $100 million, and was released in January 2009 upon a ransom payment of $3 million. If these piracy attacks result in regions in which our vessels are deployed being characterized as "war risk" zones by insurers, as the Gulf of Aden temporarily was in May 2008, or Joint War Committee (JWC) "war and strikes" listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including due to employing onboard security guards, could increase in such circumstances. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition, results of operations and ability to reinstate the payment of dividends.

Fuel prices may adversely affect profits.

Our operating costs are directly tied to fuel prices. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel may become much more expensive in the future, which may reduce the profitability and competitiveness of our business versus other forms of transportation, such as truck or rail.

We are subject to international safety regulations and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports.

The operation of our vessels is affected by the requirements set forth in the IMO International Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code. The ISM Code requires shipowners, ship managers and bareboat charterers to develop and maintain an extensive "Safety Management System" that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. As of the date of this report, each of our vessels is ISM code-certified.

Our vessels may suffer damage due to the inherent operational risks of the seaborne transportation industry and we may experience unexpected drydocking costs, which may adversely affect our business and financial condition.

Our vessels and their cargoes will be at risk of being damaged or lost because of events such as marine disasters, bad weather, business interruptions caused by mechanical failures, grounding, fire, explosions and collisions, human error, war, terrorism, piracy and other circumstances or events. These hazards may result in death or injury to persons, loss of revenues or property, environmental damage, higher insurance rates, damage to our customer relationships, delay or rerouting. If our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and may be substantial. We may have to pay drydocking costs that our insurance does not cover in full. The loss of earnings while these vessels are being repaired and repositioned, as well as the actual cost of these repairs, would decrease our earnings. In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located. We may be unable to find space at a suitable drydocking facility or our vessels may be forced to travel to a drydocking facility that is not conveniently located to our vessels' positions. The loss of earnings while these vessels are forced to wait for space or to steam to more distant drydocking facilities would decrease our earnings.

Delays or defaults by the shipyards in the construction of any new vessels that we may order or lease could increase our expenses and diminish our net income and cash inflows.

Our business strategy may include additional growth through the purchase and lease of new vessels. Any such projects would be subject to the risk of delay or defaults by shipyards caused by, among other things, unforeseen quality or engineering problems, work stoppages, weather interference, unanticipated cost increases, delays in receipt of necessary equipment, and inability to obtain the requisite permits or approvals. In accordance with industry practice, in the event any such shipyards are unable or unwilling to deliver the vessels ordered or leased, we may not have substantial remedies. Failure to construct or deliver vessels by the shipyards or any significant delays could increase our expenses and diminish our net income and cash flows.

An increase in costs could materially and adversely affect our financial performance.

Our vessel operating expenses are comprised of a variety of costs including crew costs, provisions, deck and engine stores, lubricating oil and insurance, many of which are beyond our control and affect the entire shipping industry. Also, costs such as insurance and security are still increasing. If costs continue to rise, that could materially and adversely affect our cash flows and profitability.

We may face unexpected repair costs for our vessels.

Repair and maintenance costs are difficult to predict with certainty and may be substantial. Large repair expenses could decrease our cash flow and profitability and reduce our liquidity.

We plan to operate our vessels internationally and, as a result, our vessels will be exposed to international risks that could reduce revenue or increase expenses.

The international shipping industry is an inherently risky business involving global operations. Our vessels are at risk of damage or loss because of events such as mechanical failure, collision, human error, war, terrorism, piracy, cargo loss and bad weather. In addition, changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts. These sorts of events could interfere with shipping routes and result in market disruptions that may reduce our revenue or increase our expenses.

Terrorist attacks and international hostilities can affect the seaborne transportation industry, which could adversely affect our business.

We conduct our operations outside of the United States, and our business, results of operations, cash flows and financial condition may be adversely affected by changing economic, political and government conditions in the countries and regions where our vessels are or will be employed or registered. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political instability, terrorist or other attacks, war or international hostilities. Terrorist attacks such as the attacks on the United States on September 11, 2001, in London on July 7, 2005 and in Mumbai on November 26, 2008 and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks in the United States or elsewhere, continue to cause uncertainty in the world financial markets and may affect our business, operating results and financial condition. The continuing presence of United States and other armed forces in Iraq and Afghanistan may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

Terrorist attacks on vessels, such as the October 2002 attack on the M.V. Limburg, a very large crude carrier not related to us, may in the future also negatively affect our operations and financial condition and directly impact our vessels or our customers. Future terrorist attacks could result in increased volatility and turmoil in the financial markets in the United States and globally. Any of these occurrences could have a material adverse impact on our revenues and costs.

We depend on our key personnel and may have difficulty attracting and retaining them.

We rely significantly on the performance and continued service of our senior management and other key personnel for our success. The loss of the services of any of our senior management or other key personnel or our inability to successfully attract and retain qualified personnel, including ships’ officers, in the future could have a material adverse effect on our business, financial condition and operating results.

We may be unable to attract and retain qualified, skilled employees or crew necessary to operate our business.

Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel. In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work. Competition to attract and retain qualified crew members is intense. We expect crew costs to increase in 2010. If we are not able to increase our rates to compensate for any crew cost increases, our financial condition and results of operations may be adversely affected. Any inability we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business.

Increased inspection procedures and tighter import and export controls could increase costs and disrupt our business.

International shipping is subject to various security and customs inspections and related procedures in countries of origin and destination. Inspection procedures can result in the seizure of contents of our vessels, delays in the loading, offloading or delivery and the levying of customs, duties, fines and other penalties against us.

It is possible that changes to inspection procedures could impose additional financial and legal obligations on us. Furthermore, changes to inspection procedures could also impose additional costs and obligations on our customers and may, in certain cases, render the shipment of certain types of cargo impractical. Any such changes or developments may have a material adverse effect on our business, financial condition, and results of operations.

Our vessels may be requisitioned by governments without adequate compensation.

A government could requisition for title or seize our vessels. In the case of a requisition for title, a government takes control of a vessel and becomes its owner. Also, a government could requisition our vessels for hire. Under requisition for hire, a government takes control of a vessel and effectively becomes its charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency. The amount and timing of payment that we, as owner, would be entitled to compensation in the event of a requisition is uncertain.

Arrests of our vessels by maritime claimants could cause a significant loss of earnings for the related off-hire period.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lienholder may enforce its lien by “arresting” or “attaching” a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could result in a significant loss of earnings for the related off-hire period.

In addition, in jurisdictions where the “sister ship” theory of liability applies, a claimant may arrest both the vessel which is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. In countries with “sister ship” liability laws, claims might be asserted against us, any of our subsidiaries or our vessels for liabilities of other vessels that we own.

Risks Related to Doing Business in Vietnam

Any adverse change to the economy or business environment in Vietnam could significantly affect our operations, which would lead to lower revenues and reduced profitability.

Our operations are concentrated in Vietnam. Because of this concentration in a specific geographic location, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. A stagnant or depressed economy in Vietnam generally, or in any of the other markets that we service, could adversely affect our business, results of operations and financial condition.

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in Vietnam. Over the past several years, the government of Vietnam has pursued economic reform policies. Changes in policies, laws and regulations or in their interpretations or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, or devaluations of currency could cause a decline in the price of our common stock, should a market for our common stock ever develop.

A downturn in the economy of Vietnam may slow our growth and profitability.

The growth of the Vietnamese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Vietnamese economy will be steady or that any downturn will not have a negative effect on our business.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Some of our revenues and most of our expenses are denominated in the Vietnamese Dong. If revenues denominated in the Vietnamese Dong increase or expenses denominated in Vietnamese Dong decrease in the future, we may need to convert a portion of our revenues into other currencies to meet our foreign currency obligations, including, among others, payment of dividends declared, if any, in respect of the Company’s ordinary shares.

Currency fluctuations may adversely affect our operating results.

We generate revenues and incur expenses and liabilities in Vietnamese Dong.  However, we will report our financial results in the United States in U.S. Dollars.  As a result, the Company’s financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of Vietnam may take action to stimulate the Vietnamese economy that will have the effect of reducing the value of the Vietnamese Dong. In addition, international currency markets may cause significant adjustments to occur in the value of the Vietnamese Dong.  Any such events that result in a devaluation of the Vietnamese Dong versus the U.S. Dollar will have an adverse effect on our reported results. hawse have not entered into agreements or purchased instruments to hedge our exchange rate risks.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in Vietnam.

Substantially all of our assets will be located in Vietnam and the majority of our officers and present directors reside outside of the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, management has been advised that Vietnam does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and Vietnam would permit effective enforcement of criminal penalties of the Federal securities laws.

Risks Related to the Company’s Common Stock

Our Chairman owns the majority of our outstanding Common Stock.

Approximately 73% of our outstanding common stock is owned by our Chairman, Nguyen Quoc Khanh. This controlling interest could delay, defer, or prevent others from initiating a potential merger, takeover, or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Although our common stock is approved for quotation on the OTC Bulletin Board, to date our stock has not traded. If trading commences, the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Although approved for quotation on the OTC Bulletin Board, our shares of common stock have never t traded.  Only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things.  We will take certain steps including utilizing investor awareness campaigns, press releases,  road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

We anticipate having our common stock continue to be quoted for trading on the OTC Bulletin Board, however, we cannot be sure that such quotations will continue.  As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE Amex, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange.  We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

The Company’s common stock will be subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell the Company’s common stock.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to the Company.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

The Company has not paid dividends in the past and does not expect to pay dividends for the foreseeable future. Any return on investment may be limited to the value of the Company’s common stock.

No cash dividends have been paid on the Company’s common stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

Our principal executive offices are located at 253 Khuong Viet St, Phu Trung Ward, Tan Phu Dist., Ho Chi Minh City, Vietnam. The offices are owned by Mr. Nguyen Quoc Khanh, Chairman of the Company. We do not pay rent for use of the offices. We believe that our properties are adequate for our current and immediately foreseeable operating needs.  We rented our liaison office at 23 Corporate Plaza, Suite 248, New Port Beach, CA 92660 with rental payment of US$3,500 per month.

Item 3. Legal Proceedings.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not presently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the OTC Bulletin Board from December 2, 2009 through January 26, 2010 under the symbol DEVE.OB. Since January 27, 2010 our common stock has been listed on OTC Bulletin Board under the symbol TRTH. To date, there has been no active market for our common stock.

According to the records of our transfer agent, as of April 15, 2010, there were 46 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operations

We are a Vietnam-based sea cargo company, formed in June 2007, specializing in the transport of dry bulk commodities within Southeast Asia. Currently, we have a fleet of five owner-operated and term-leased geared vessels with an average size of 3,538 dead weight tonnage (“DWT”). The aggregate capacity for all five ships totals 17,690 DWT. Due to the current capacity of our ships, Most of our business is within Southeast Asia and southern China.

In addition to Trai Thien’s current fleet of five owner-operated and term-leased geared vessels, in order to meet growing market demand for our services, we have contracted to rent six additional new ships with larger capacities of 6,850 DWT on average, of which one is under a financial lease and the others are operating leases. We expect four out of these six ships to be launched in 2010 and the remaining two ships to operate in the first half of 2011. In addition, we have made deposits for building six new cargo ships with a capacity of 7,600 DWT each. We expect delivery of the first four ships in the second half of 2010. The remaining two vessels are expected in 2011. The Company has also contracted to build two new ships of 4,300 DWT each which are expected to be delivered in 2010.

As of December 31, 2009, the Company is required to make aggregate future minimum payments of $46,703,915 to the shipyards in the next 12 months. As of December 31, 2009, the Company has available $102,484 cash and cash equivalents. The Company plans to finance the construction of these 8 newly-built vessels through additional capital injection from its shareholders or external financing from banks or a mixed of financing sources. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

With our expansion plan, Trai Thien’s total capacity is expected to significantly increase to more than 80,000 DWT by the end of 2010, then exceeding 110,000 DWT by the end of 2011. Given the larger size and young age of our cargo ships, we believe we can further distance ourselves from locally-owned and foreign-owned competitors in Vietnam and greater South East Asia.

Results of Operations for the Year Ended December 31, 2009 and 2008

Revenues for the year ended December 31, 2009 increased by $4,440,729 or 116% to $8,257,190 compared to $3,816,461 for the year ended December 31, 2008. This increase was primarily due to the launching of a leased vessel with capacity of 3,762 DWT in January 2009, and an owner-operated vessel with capacity of 4,300 DWT in November 2009. The launching of the two new vessels in 2009 attributed to an increase of 84% in the total capacity of our fleet from 9,628 DWT during the year ended December 31, 2008 to 17,690 DWT during the year ended December 31, 2009. With the increase in our fleet dead weight tonnage and utilization rate, we were able to increase the number of our nautical trips from 50 trips during the year ended December 31, 2008 to 71 trips during the year ended December 31, 2009, or an increase of 42%.

Voyage expenses for the year ended December 31, 2009 were $3,941,915 compared to $1,264,743 for the year ended December 31, 2008, an increase of $2,677,172, or 212%. Voyage expenses mainly include fuel, pilot, towage and port fees. We attributed the increase of voyage expenses to the increase in the number of our vessels and the increase in the number of our nautical trips during the year ended December 31, 2009 compared to the same period last year. Fuel expense for the year ended December 31, 2009 increased by $1,044,830 or 116% to $1,949,408 compared to $904,578 for the same period last year. The increase in fuel expense was at a lower rate compared to the overall increase of voyage expenses as average fuel price during the year ended December 31, 2009 decreased as compared to the same period last year. The Bunkerworld Index (BWI), representing the fundamentals for bunker fuel market price trends, dropped 30% for the year ended December 31, 2009 to the average of 866 from an average of 1,240 for the year ended December 31, 2008. Pilot, towage and port fees for the year ended December 31, 2009 increased by $1,373,109 or 433% to $1,690,328 compared to $317,219 for the same period last year. The increase in these expenses was at a higher rate compared to the overall increase of voyage expenses as besides the increase in the number of nautical trips, there was a fee increase in these port and canal related services during the year ended December 31, 2009 compared to the same period last year.

Vessel operating expenses for the year ended December 31, 2009 were $936,876 compared to $579,369 for the year ended December 31, 2008, an increase of $357,507, or 62%. Vessel operating expenses mainly include crewing expenses, ship administrative expenses and vessel insurance. We attributed the increase of vessel operating expenses to the increase in the number of our vessels and the increase in the number of our nautical trips during the year ended December 31, 2009 compared to the same period last year. Crewing expenses for the year ended December 31, 2009 increased by $261,134 or 63% to $677,278 compared to $416,144  for the same period last year. The crewing expense increase was attributable to the increase in crew salaries of about 20% and the increase in the weighted average number of crewmen of 42% from 50 people for the year ended December 31, 2008 to 71 people for the year ended December 31, 2009.

Rental expense for the year ended December 31, 2009 was $2,070,528 compared to $1,472,947 for the year ended December 31, 2008, an increase of $597,581, or 41%. The increase in rental expense was due to the launching of a leased vessel with capacity of 3,762 DWT in January 2009.

Selling, general and administrative expenses for the year ended December 31, 2009 were $963,491 compared to $110,833 for the year ended December 31, 2008, an increase of $852,658, or 769%. Selling, general and administrative expenses mainly included office expenses, salary of administration staff, audit fees and consultancy fees. This significant increase is due to the significant increase in transaction costs such as professional fees incurred in relation to the reverse acquisition transaction in the year ended December 31, 2009 compared to the same period last year.

Interest expense for the year ended December 31, 2009 was $217,910 compared to $10,907 for the year ended December 31, 2008. We attribute the increase of $207,003, or 1898%, to the increase in short-term borrowing and long-term borrowing for the financing of working capital needs and acquisition of new vessels.

Income tax benefit for the year ended December 31, 2009 was $69,350 compared to income tax expense of $121,487 for the year ended December 31, 2008.

As a result of the foregoing, net income decreased by $68,547, or 26%, for the year ended December 31, 2009, from $265,313 to $196,766.

Liquidity and Capital Resources

As of December 31, 2009, cash and cash equivalents were $102,484 compared to $59,621 as of December 31, 2008.

The Company used cash of $1,965,080 in operating activities for the year ended December 31, 2009 while generated cash of $663,684 in operating activities for the same period in 2008. The major reasons were advance to a supplier of $2,787,638 and an increase in prepayments and other current assets of $561,876, offset by an increase in trade accounts payable of $815,277 and an increase in accrued liabilities and other payables of $310,136. The advance of $2,787,638 to a supplier was subsequently recovered in full in March 2010.

In investing activities, the Company used cash of $9,823,348 for the year ended December 31, 2009 while generated cash of $501,720 for the same period in 2008. During the year ended December 31, 2009, the Company paid $5,116,977 for the purchase of property, plant and equipment, most of which was the purchase of the new vessel of 4,300 DWT in November 2009. The Company paid additional $4,706,371 to shipyards on vessel building during the year ended December 31, 2009. Cash generated in investing activities during the year ended December 31, 2008 was primarily repayment from shipyards on vessel buildings.

During the year ended December 31, 2009, the Company generated net cash of $11,834,245 from financing activities, which included proceeds from bank borrowings of $10,329,871, of which $8,313,100 was short-term, primarily for the purpose of financing the vessel acquisition in November 2009 and additional payments to shipyards on vessel building. The use of short-term borrowings to finance vessel building gave rise to the risk of liquidity that was discussed in the risk factor section set forth above. As of December 31, 2009, the Company is required to make aggregate future minimum payments of $46,703,915 to the shipyards in the next 12 months. As of December 31, 2009, the Company has available $102,484 cash and cash equivalents, which may not able to meet with these capital commitments. The Company plans to finance the construction of these 8 newly-built vessels through additional capital injection from its shareholders or external financing from banks or a mixed of financing sources. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels. Additional cash inflows during the year ended December 31, 2009 was repayment from stockholders of $1,593,173. During the year ended December 31, 2008, the Company used cash flows of $1,120,078 from financing activities, including advances to stockholders of $1,155,929 and payments on bank borrowings of $107,733.

We estimate that our operational expenses over the next twelve months would be approximately $17,061,238, consisting of voyage expenses of $9,013,398, vessel operating expenses of $4,397,832, vessel rental expense of $2,705,468 and selling, general and administrative expenses of $944,540. The Company expects to meet such expenses through a mix of the additional capital from its shareholders and external financing from the banks and its internally generated cash flows.

The Company has committed and contracted for the construction of 8 vessels in Vietnam with a combined carrying capacity of 54,200 deadweight tons in the aggregate value of approximately $73 million (equivalent to VND1,356,000,000,000), which are expected to be delivered between 2010 and 2011. As of December 31, 2009, the Company is required to make aggregate future minimum payments of $46,703,915 to the shipyards in the next 12 months. As of December 31, 2009, the Company has available $102,484 cash and cash equivalents, which may not able to meet with these capital commitments. The Company plans to finance the construction of these 8 newly-built vessels through additional capital injection from its shareholders or external financing from banks or a mixed of financing sources. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

As of December 31, 2009, total current assets were $3,481,006 compared to total current liabilities of $9,869,002, translated to a current ratio of 0.35 times. As of December 31, 2009, short-term bank borrowings were $7,499,197 which are primarily due by May 2010 and June 2010. The Company depends on its ability for agreements with banks to refinance or to reschedule when these short-term borrowings are due. However, there can be no assurance that the Company will be able to reach such agreements with the banks to refinance or reschedule when these short-term borrowings are due.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Capital commitments

The Company is committed and contracted with three unaffiliated shipyards, Dai Duong Joint Stock Ocean Transportation Company, Hai Ha Road and Water Transport Company Limited and Dai Duong Vessel Building Co. Ltd, respectively, for the construction of 8 vessels in Vietnam. The total estimated construction cost for 8 vessels was approximately $72.6 million (equivalent to VND1,356 billion). These vessels are expected to be delivered between 2010 and 2011.

As of December 31, 2009, the Company has the aggregate future minimum payments of $46,703,915 to the shipyards in the next 12 months.

Operating lease commitments

The Company is committed to several vessel charter agreements to operate a total of 4 oceangoing vessels in various terms ranging from 6 months to 1 year with fixed monthly rentals and generally did not contain significant renewal options. For the years ended December 31, 2009 and 2008, the Company incurred and paid vessel rental expense of $2,070,528 and $1,472,947, respectively.

As of December 31, 2009, the Company has the future minimum rental payments of $663,631 under these operating lease agreements within the next 12 months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

We have audited the accompanying consolidated balance sheets of Trai Thien USA Inc. (formerly Develocap, Inc.) and its subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years ended December 31, 2009 and 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of operations and cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has obligated to meet with significant capital commitments, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZYCPA Company Limited

ZYCPA Company Limited

Certified Public Accountants

Hong Kong, China

April 15, 2010

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$102,484	$59,621
Accounts receivable, net	104	-
Amount due from stockholder	-	1,570,047
Advances to a supplier	2,688,645	-
Prepayments and other current assets	541,923	-
Deferred tax assets	147,850	-
Total current assets	3,481,006	1,629,668

Non-current assets:
Vessel construction in progress	15,476,379	11,537,822
Property, plant and equipment, net	4,881,462	16,601
TOTAL ASSETS	$23,838,847	$13,184,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,354,294	$589,274
Short-term bank borrowings	7,499,197	90,349
Current portion of long-term bank borrowings	518,693	-
Amount due to a stockholder	50,068	-
Income tax payable	145,805	105,429
Accrued liabilities and other payables	300,945	1,924
Total current liabilities	9,869,002	786,976

Long-term liabilities:
Long-term bank borrowings	1,945,153	-

Total liabilities	11,814,155	786,976

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $0.001 par value; 199,000,000 shares authorized; 30,000,000 and 23,400,000 shares issued and outstanding as of December 31, 2009 and 2008	30,000	23,400
Additional paid-in capital	13,117,580	13,028,180
Accumulated other comprehensive loss	(1,624,628)	(959,439)
Reserve fund	236,602	-
Retained earnings	265,138	304,974
Total stockholders’ equity	12,024,692	12,397,115
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,838,847	$13,184,091

See accompanying notes to consolidated financial statements.

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2009	2008

Revenues, net	$8,257,190	$3,816,461

Operating expenses:
Voyage expense	(3,941,915)	(1,264,743)
Vessel operating expense	(936,876)	(579,369)
Vessel rental expense	(2,070,528)	(1,472,947)
Selling, general and administrative	(963,491)	(110,833)
Total operating expenses	(7,912,810)	(3,427,892)
Income from operations	344,380	388,569

Other income (expense):
Interest income	946	291
Other income	-	8,847
Interest expense	(217,910)	(10,907)

Income before income taxes	127,416	386,800

Income tax benefit (expense)	69,350	(121,487)

NET INCOME	$196,766	$265,313

Other comprehensive loss:
- Foreign currency translation loss	(665,189)	(1,073,632)
COMPREHENSIVE LOSS	$(468,423)	$(808,319)

Net income per share – Basic and diluted	$0.01	$0.01

Weighted average shares outstanding – Basic and diluted	23,771,111	23,400,000

See accompanying notes to consolidated financial statements.

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$196,766	$265,313
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	72,101	7,069
Deferred tax assets	(153,293)	-
Allowance for doubtful accounts	10,021	-
Stocks issued for services rendered, non-cash	96,000	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(10,129)	146,344
Advances to a supplier	(2,787,638)	-
Prepayments and other current assets	(561,876)	-
Accounts payable, trade	815,277	143,901
Income tax payable	47,555	98,526
Accrued liabilities and other payables	310,136	2,531
Net cash (used in) provided by operating activities	(1,965,080)	663,684

Cash flows from investing activities:
Purchase of plant and equipment	(5,116,977)	(9,749)
(Payment) repayment from shipyards on vessel building	(4,706,371)	511,469

Net cash (used in) provided by investing activities	(9,823,348)	501,720

Cash flows from financing activities:
Repayment from (advances to) stockholders	1,543,105	(1,155,929)
Advances from a stockholder	50,068	-
Repayment from note receivable	-	47,881
Proceeds from short-term bank borrowings	8,313,100	-
Proceeds from long-term bank borrowings	2,016,771	95,703
Payments on short-term bank borrowings	(88,799)	(107,733)

Net cash provided by (used in) financing activities	11,834,245	(1,120,078)

Effect of exchange rate changes in cash and cash equivalents	(2,954)	(4,002)

NET CHANGE IN CASH AND CASH EQUIVALENTS	42,863	41,324

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	59,621	18,297

CASH AND CASH EQUIVALENT, END OF YEAR	$102,484	$59,621

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$36,389	$22,961
Cash paid for interest	$217,910	$9,224

See accompanying notes to consolidated financial statements.

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Statutory reserves	Retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2008	23,400,000	$23,400	$13,028,180	$114,193	$-	$39,661	$13,205,434

Net income for the year	-	-	-	-	-	265,313	265,313
Foreign currency translation adjustment	-	-	-	(1,073,632)	-	-	(1,073,632)

Balance as of December 31, 2008	23,400,000	23,400	13,028,180	(959,439)	-	304,974	12,397,115

Recapitalization and reverse acquisition	5,000,000	5,000	(5,000)	-	-	-	-
Stocks issued for services rendered	1,600,000	1,600	94,400	-	-	-	96,000
Net income for the year	-	-	-	-	-	196,766	196,766
Appropriation to reserve fund	-	-	-	-	236,602	(236,602)	-
Foreign currency translation adjustment	-	-	-	(665,189)	-	-	(665,189)

Balance as of December 31, 2009	30,000,000	$30,000	$13,117,580	$(1,624,628)	$236,602	$265,138	$12,024,692

See accompanying notes to consolidated financial statements.

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.

ORGANIZATION AND BUSINESS BACKGROUND

Trai Thien USA Inc. (formerly Develocap, Inc.) (“TRTH” or the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In September 2004, it filed a notice with the Securities and Exchange Commission (File No.: 814-00674) of its intent to elect in good faith to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of the said Act. In July 2008, it began steps to withdraw its election and ceased being a BDC. On January 13, 2010, the Company changed its name to “Trai Thien USA Inc.”

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

Accordingly, the accompanying consolidated financial statements include the following:

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

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

The Company operates its chartered and owned vessels in the ocean transportation in Vietnam, through its variable interest entity (“VIE”), Trai Thien, which is registered as a joint stock company under the Enterprise Law of the Socialist Republic of Vietnam on June 11, 2007, which primarily charters vessels from the ship-owners and operates the vessels in the ocean transportation of a broad range of major and minor bulk cargoes including iron ore, coal, grain, cement and fertilizer, along Asian shipping routes.

The Company and its VIE are hereinafter referred to as (the "Company").

2.

GOING CONCERN UNCERTAINTIES

The Company’s financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business.

The Company has committed and contracted for the construction of 8 vessels in Vietnam with a combined carrying capacity of 54,200 deadweight tons in the aggregate value of approximately $73 million (equivalent to VND1,356,000,000,000), which are expected to be delivered between 2010 and 2011. As of December 31, 2009, the Company has available $102,484 cash and cash equivalents and suffered from negative working capital of $6,387,996 and negative operating cash flow of $1,965,080, whereas the Company may not have sufficient working capital to meet with these capital commitments. The Company plans to finance the construction of these 8 newly-built vessels through additional capital injection from its shareholders or external financing from banks or a mixed of financing sources. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

•

Basis of consolidation

The accompanying consolidated financial statements reflect the consolidated operations of TRTH and its variable interest entity. The consolidated financial statements include the assets, liabilities and results of operations of the Company and its variable interest entity, in which Trai Thien is considered as a primary beneficiary of the Company as defined in ASC Topic 810-10-5-8. All significant inter-company balances and transactions have been eliminated in consolidation and combination.

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

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On September 30, 2009, the Company entered into a series of agreements with Trai Thien. Under such contractual arrangements, the Company was provided with the ability to control Trai Thien, including its financial interest as described below:

1.

Share Exchange Agreement, the Company agrees to issue an aggregate of 23,400,000 shares of its common stock to Trai Thien’s stockholders in exchange for all of the issued and outstanding shares of Trai Thien,

2.

Amended Share Exchange Agreement, the Company agrees to place 15,903,000 shares of its common stock in escrow and Trai Thien’s shareholders agreed to place their 10,680,930 shares of Trai Thien’s capital stock representing 51% of total issued and outstanding shares in escrow,

3.

Escrow Agreement, the Company has the exclusive right to acquire the remaining 51% of the outstanding capital stock of Trai Thien in exchange for 15,903,000 share of the Company’s common stock, which is held in escrow, upon the approval of such acquisition in accordance with all applicable Vietnamese laws and regulations; and

4.

Management Services Agreement, the Company appoints its chairman, Mr. Nguyen Quoc Khanh as a legal representative and chairman of the board of directors of Trai Thien. The Company has exclusive right to provide business consulting services and guidance on Trai Thien’s daily operations, investment decision, financial management and employment issues under Trai Thien’s Corporate Charter. Trai Thien, in return agrees to pay the Company a quarterly fee equal to 51% of Trai Thien’s total net income after taxes.

With the above agreements, the Company has evaluated the relationship between the Company and Trai Thien and concluded that the Company demonstrates its ability to control Trai Thien as the primary beneficiary and Trai Thien is a VIE of the Company, in accordance with ASC Topic 810-10-5-8. Accordingly, the Company has consolidated Trai Thien’s results of operations, assets and liabilities in the accompanying consolidated financial statements of the Company.

Prior to the date that Trai Thien became a VIE of the Company, the accompanying consolidated financial statements include the statements of operations, cash flows and stockholders’ equity of Trai Thien.

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

As of December 31, 2009 and 2008, the allowance for doubtful accounts was $9,665 and $0, respectively.

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Vessels	15 years
Office equipment	3 to 5 years
Motor vehicles	10 years

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

•

Impairment of long-life assets

Long-lived assets primarily include property, plant and equipment and vessel construction in progress. In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of December 31, 2009 and 2008.

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

•

Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred advertising cost of $25,533 and $0 for years ended December 31, 2009 and 2008.

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•

Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

•

Stock based compensation

The Company adopts ASC Topic 718, "Stock Compensation", ("ASC Topic 718") using the fair value method. Under ASC Topic 718, the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant.

For non-employee stock-based compensation, the Company adopts ASC Topic 505-50, “Equity-Based Payments to Non-Employees”, Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, which ever is more readily determinable in accordance with ASC Topic 718.

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

•

Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009 and 2008, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Vietnam and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the foreign tax authorities.

•

Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operation.

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company’s VIE operating in Vietnam maintain the books and record in its local currency, Vietnamese Dong ("VND"), which is functional currency as being the primary currency of the economic environment in which the operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statements of change in stockholders’ equity and comprehensive income.

Translation of amounts from VND into US$1 has been made at the following exchange rates for the respective year:

	2009	2008
Year-end rates VND:US$1 exchange rate	18,670	17,698
Annual average rates VND:US$1 exchange rate	18,007	16,708

•

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2009 and 2008, the Company operates in one reportable operating segment in Vietnam.

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

•

Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, amounts due from stockholders and related parties, prepayments and other current assets, accounts payable, amounts due to a stockholder, income tax payable, accrued liabilities and other payables. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s short-term and long-term bank borrowings approximated its fair value based on the current market conditions for similar debt instruments.

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

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

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

4.

ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

Accounts receivable consisted of the following:

	As of December 31,
	2009	2008

Accounts receivable, gross	$9,769	$-
Less: allowance for doubtful accounts	(9,665)	-
Accounts receivable, net	$104	$-

For the years ended December 31, 2009 and 2008, the Company recorded the allowance for doubtful accounts of $10,021 and $0, respectively.

5.

AMOUNT DUE FROM (TO) STOCKHOLDERS

As of December 31, 2009, amount due to a stockholder represented temporary advances from Mr. Nguyen Quoc Khanh, which was unsecured, interest free and repayable on demand.

As of December 31, 2008, amount due from stockholders represented temporary advances made to the stockholders of the Company, which were unsecured, interest free and repayable on demand, as follows:

(i)

$1,544,902 amount due from a stockholder of the Company, Mr. Nguyen Quoc Khanh and,

(ii)

$25,145 amount due from a stockholder of the Company, Mrs. Nguyen Thi The Ha.

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.

ADVANCES TO A SUPPLIER

On November 24, 2009, the Company entered into the Fuel Purchase Agreement (the “Agreement”) with Khanh Thien Limited, (“KTL”), which was formerly controlled by Mr. Nguyen Quoc Khanh, the director of the Company. Pursuant to the Agreement, KTL agreed to provide a certain volume of gasoline and diesel in a term of 1 year at the pre-agreed purchase price for a contract amount of approximately $16.5 million (equal to VND 308.5 billion), upon the order request from the Company. The Company recorded the advanced payment of $2.7 million (equal to VND 50.2 billion) when payment was made by the Company and to be relieved against inventory when goods are received. The balance was unsecured, interest free and repayable on demand. On January 1, 2010, both parties mutually agreed to terminate the agreement and the advanced payment was fully recovered by the Company in March 2010.

7.

PREPAYMENTS AND OTHER CURRENT ASSETS

	As of December 31,
	2009	2008

VAT receivable	$311,914	$-
Prepaid operating expenses	85,214	-
Prepayment for equipment purchase	76,991	-
Deposits paid	18,526	-
Advances to employees	49,278	-
	$541,923	$-

8.

VESSEL CONSTRUCTION IN PROGRESS

During 2007, the Company contracted for the construction of 6 vessels in Vietnam with a combined carrying capacity of 45,600 deadweight tons. The total construction cost of these 6 vessels is approximately $62,667,381 (equivalent to VND1,170,000,000,000) at two unaffiliated shipyards in Vietnam. These vessels are expected to be delivered between 2010 and 2011. The Company will incur additional associated costs relating to the construction of these vessels under the contracts.

For the year ended December 31, 2009, the Company contracted for the construction of the additional 2 vessels with a combined carrying capacity of 8,664 deadweight tons. The total construction cost of these 2 vessels is approximately $9,957,477 (equivalent to VND185,906,099,400) at the unaffiliated shipyard in Vietnam. These vessels are expected to be delivered in 2010, subject to the full settlement of outstanding payment.

For the year ended December 31, 2009, the Company expended the aggregate of $4,706,371 on vessel building and the aggregate vessel construction in progress amounted to $15,476,379 at year end-date.

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2009	2008

Vessel	$4,944,006	$-
Office equipments	140,401	25,941
Motor vehicles	58,512	-
Foreign translation difference	(184,810)	(1,843)
	4,958,109	24,098
Less: accumulated depreciation	(80,064)	(7,964)
Add: foreign translation difference	3,417	467
Property, plant and equipment, net	$4,881,462	$16,601

As of December 31, 2009, a vessel with its net book value of $4,715,454 was pledged as securities in connection with the outstanding short-term and long-term borrowings, as described in more details in Note 10.

Depreciation expenses for the years ended December 31, 2009 and 2008 were $72,101 and $7,069, respectively.

10.

BANK BORROWINGS

Bank borrowings consisted of the following:

(a)

Short-term bank borrowings payable to financial institutions in Vietnam:

		As of December 31,
		2009	2008

Secured, equivalent to VND1,000,000,000 with interest rate at 21% per annum, payable monthly, due August 8, 2009		$-	$56,503

Secured, equivalent to VND599 million with interest rate at 18% per annum, payable monthly, due May 20, 2009		-	33,846

Secured, equivalent to VND14 billion with interest rate at 10.5% per annum, payable monthly, due February 5, 2010	(b)	749,866	-

Unsecured installment loan, equivalent to VND14 billion with interest rate at 10.5% per annum, payable monthly, due May 14, 2010		749,866	-

Lines of credit, AgriBank		2,999,465	-

Revolving credit facility, VID Public Bank		3,000,000	-

Total short-term borrowings		$7,499,197	$90,349

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In May 2009, the Company received its lines of credit from AgriBank in a term of 12 months, with a maximum available borrowing up to $3 million (equivalent to VND 56 billion) for working capital purposes. Interest was carried at a rate of 10.5% per annum, payable monthly and subject to the changes by the State Bank of Vietnam. Weighted average interest rate approximates 6.5% per annum for the year ended December 31, 2009, after government subsidy of 4% per annum. The line is collateralized by the real estates including residential house and land use rights with the aggregate carrying values of $3.8 million (equal to VND 71 billion) which are personally owned by the major stockholder and the director of the Company, Mr. Nguyen Quoc Khanh.

In December 2009, the Company received its revolving credit facility from VID Public Bank in a term of 12 months, with a maximum available borrowing up to $3 million for working capital purposes. Interest was carried at minimum interest rate of 5% per annum, or subject to floating rates, which equal to the higher of SIBOR plus 2.5% per annum or fixed deposit rate plus 2.5%. The outstanding balance under the credit facility becomes matured in 150 days from the drawdown date and the facility will be extended or renewed subject to an annual review at the option of the bank. Weighted average interest rate approximately 5% per annum for the year ended December 31, 2009, payable monthly. The credit facility is personally guaranteed by the major stockholder and the director of the Company, Mr. Nguyen Quoc Khanh and collateralized by his real estates with the aggregate carrying value of $11.5 million (equal to VND207 billion).

(b)

Long-term bank borrowings payable to a financial institution in Vietnam:

	As of December 31,
	2009	2008

Secured, equivalent to VND 46 billion with interest rate at 10.5% per annum payable monthly, due September 30, 2014	$2,463,846	$-

Less: current portion of long-term bank borrowings	(518,693)	-

Total long-term bank borrowings, net of current portion	$1,945,153	$-

In September 2009, the Company granted with short-term facility of $749,866 (equal to VND 14 billion) and long-term facility of $2.5 million (equal to VND 46 billion) from Trust Bank. These aggregate borrowings were collateralized by the Company’s owned vessel with its net book value of $4,715,454 as of December 31, 2009.

As of December 31, 2009, the maturities of the long-term bank borrowings for the next five years are as follows:

Years ending December 31:
2010	$518,693
2011	518,693
2012	518,693
2013	518,693
2014	389,074

Total bank borrowings	$2,463,846

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11.

STOCK BASED COMPENSATION

On December 7, 2009, the Company granted 1,600,000 shares of common stock to certain consultants for the provision of corporate planning and business strategy services, in accordance with certain consulting agreements (the “Agreement”). There was no active market for any class of the Company’s common stock as of the contract date or grant date. Therefore, the fair value of this stock issuance was determined at a price of $0.06 per share on the grant date using the price-earning model by the adoption of Level 3 fair value measurement under ASC 820-10, based upon the Company’s own assumption. The Company recognized the stock based compensation cost of $96,000 for the year ended December 31, 2009.

12.

NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. Pursuant to stock exchange transaction on July 31, 2009, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition as more fully described in Note 1.

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2009 and 2008:

	Years ended December 31,
	2009	2008
Basis and diluted net income per share calculation
Numerator:
- Net income in computing basic and diluted net income per share	$196,766	$265,313

Denominator:
Weighted average ordinary shares outstanding – Basic and diluted	23,771,111	23,400,000

Net income per share – Basic and diluted	$0.01	$0.01

13.

INCOME TAXES

For the years ended December 31, 2009 and 2008, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Years ended December 31,
	2009	2008
Tax jurisdiction from:
– Local	$(96,000)	$-
– Foreign	223,416	386,800
Income before income taxes	$127,416	$386,800

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The provision for income tax (benefit) expense consisted of the following:

	Years ended December 31,
	2009	2008
Current tax:
– Local	$-	$-
– Foreign	83,943	121,487

Deferred tax:
– Local	-	-
– Foreign	(153,293)	-

Income tax (benefit) expense	$(69,350)	$121,487

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company operates in various countries: United States of America and Vietnam that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. The Company has no operation in the United States.

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

Pursuant to the New CIT Law, the Company is eligible for corporate income tax holiday, whereas its business is established in a special development zone or considered as encouraged investment. Under such tax holiday, the Company is exempted from corporate income tax for the first two years starting from its first profit-making year, entitled to a reduced corporate income tax rate of 10% for the following three years and a preferential corporate income tax rate of 20% for the remaining five years. Trai Thien continues to enjoy the tax holiday expiring through fiscal year 2016. During the period ended December 31, 2009, the Company finalized the Vietnamese 2008 tax return with the local tax office and the Company was approved to be fully exempted from 2008 income tax. Hence, the excess of income tax payable in the 2008 fiscal year was reversed as income tax benefit accordingly.

During the year ended December 31, 2009, the local government imposes a special tax allowance policy of 30% reduction in corporate income tax rate for 2009 tax year.

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the years ended December 31, 2009 and 2008 is as follows:

	Years ended December 31,
	2009	2008

Income before income taxes	$223,416	$386,800
Statutory income tax rate	25%	28%
Income tax expense at statutory tax rate	55,854	108,304

Reversal of tax over-provision	(127,628)	-
Effect of tax holiday	(40,215)	-
Non-deductible items	42,639	13,183
Income tax (benefit) expense	$(69,350)	$121,487

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Deferred tax assets:
Non-deductible professional fees	$8,060	$-
Non-deductible vessel rental expense	139,790	-

Total:	$147,850	$-

14.

STOCKHOLDERS’ EQUITY

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

On December 7, 2009, the Company issued 1,600,000 shares of common stock to certain consultants for the provision of corporate planning and business strategy services rendered. The fair value of this stock issuance was determined at a price of $0.06 per share on the grant date using the price-earning model by the adoption of Level 3 fair value measurement under ASC 820-10, based upon the Company’s own assumption..

As of December 31, 2009, the number of authorized and issued and outstanding shares of the Company’s common stock was 199,000,000 shares and 30,000,000 shares (including 15,903,000 shares held in escrow), respectively.

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15.

RESERVE FUND

Under the Vietnamese Laws and Regulations, the Company is required to make appropriation to the reserve based on after-tax net profits and determined in accordance with generally accepted accounting principles of the Socialist Republic of Vietnam (“VN GAAP”). Appropriation to the reserve is based upon at least 25% of the after-tax net profits. The reserve is established for the purpose of providing employee facilities and other collective fringe benefits including insurance, welfare supports and social security to the employees.

For the year ended December 31, 2009, the Company made appropriation of $236,602 to reserve, based upon the after-tax net profits for the 2009 fiscal year under the VN GAAP.

16.

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the years ended December 31, 2009 and 2008, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance as at year-end dates, are presented as follows:

	Year ended December 31, 2009		December 31, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer C	$3,158,866	38%	$-
Customer D	1,879,979	23%	-
Customer E	1,113,033	13%	-
Total:	$6,151,878	74%	$-

	Year ended December 31, 2008		December 31, 2008
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$421,854	11%	$-
Customer B	369,800	10%	-
Total:	$791,654	21%	$-

(b)

Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its accounts receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(c)

Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

TRAI THIEN USA INC.

(Formerly Develocap, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company’s interest-rate risk arises from short-term and long-term bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. At the year-end, all of borrowings were at fixed rates.

(d)

Exchange rate risk

The reporting currency of the Company is US$, to date part of the revenues and the majority of costs are denominated in VND and a significant portion of the assets and liabilities are denominated in VND. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and VND. If VND depreciates against US$, the value of VND revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

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

17.

COMMITMENTS AND CONTINGENCIES

(a)

Capital commitments

The Company is committed and contracted with three unaffiliated shipyards, Dai Duong Joint Stock Ocean Transportation Company, Hai Ha Road and Water Transport Company Limited and Dai Duong Vessel Building Co. Ltd, respectively, for the construction of 8 vessels in Vietnam. The total estimated construction cost for 8 vessels was approximately $72.6 million (equivalent to VND1,356 billion). These vessels are expected to be delivered between 2010 and 2011.

As of December 31, 2009, the aggregate future minimum payments to the shipyards in the next two years are as follows:

Years ending December 31:
2010	$46,703,915
2011	10,444,563

Total:	$57,148,478

(b)

Operating lease commitments

The Company is committed to several vessel charter agreements to operate a total of 4 oceangoing vessels in various terms ranging from 6 months to 1 year with fixed monthly rentals and generally did not contain significant renewal options. For the years ended December 31, 2009 and 2008, the Company incurred and paid vessel rental expense of $2,070,528 and $1,472,947, respectively.

As of December 31, 2009, the Company has the future minimum rental payments of $663,631 under these operating lease agreements within the next 12 months.

18.

SUBSEQUENT EVENTS

In March 2010, the Company have taken delivery of 1 newly built vessel with a carrying capacity of 4,300 deadweight tons.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2009, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position
Nguyen Quoc Khanh	36	President and Chairman
Haley Manchester	44	Chief Executive Officer, Secretary and Director
Tran Viet Thang	27	Chief Financial Officer, Treasurer and Director
Nguyen Thuy The Ha	36	Member of the Board of Directors

Background of Executive Officers and Directors

Nguyen Quoc Khanh, President and Chairman

Nguyen Quoc Khanh has been General Director of Trai Thien since 2007 and Chairman of the Company since the closing of the Initial Acquisition in July 2009. From 2003 to 2007 Mr. Khanh was Director of Khanh Ha Company Limited, a transportation company. Mr. Khanh received a Bachelor of Economics from Economics University of Ho Chi Minh City in 1996.

Haley Manchester, Chief Executive Officer, Secretary and Director

Haley Manchester was appointed as Chief Executive Officer and a Director of the Company in October 2009. He has been the Sales & Distribution Director of Impac Holdings/ Best Buy Co. Ltd., in Ho Chi Minh City, Vietnam since November, 2004. Prior to that Mr. Manchester held senior management positions in Vietnam with Mobil, Caltex, and Vinam Co Ltd..

In 1991, Mr. Manchester received an M.A in Economics specializing in Finance from Trinity College, Hartford, CT, USA. In 1987, Mr. Manchester graduated from Gettysburg College in Gettysburg, PA, USA, with a B.A in Economics.

Tran Viet Thang, Chief Financial Officer, Treasurer and Director

Tran Viet Thang has been Chief Financial Officer of the Company since January 2010.  From November 2008 to December 2009, Mr. Thang, 27, was the Analyst Manager of Asean Capital Inc. From June 2007 to October 2008, Mr. Thang was the Senior Investment Analyst of Empower Securities Corporation and T.I.M Investment and Management Consulting JSC. From June 2005 to May 2007, Mr. Thang worked as an Audit Associate for PricewaterhouseCoopers (Vietnam) Ltd.

Mr. Thang has been a lecturer of financial and management accounting at Hoa Sen University and Vietsourcing Training Centre for the ACCA-CAT program since 2008. He graduated from Ho Chi Minh City University of Economics as a Bachelor of Economics, majored in Accounting and Auditing in 2005.  In 2009, he received the ACCA qualification and is now an ACCA Affiliate.

Nguyen Thuy The Ha, Director

Nguyen Thuy The Ha has been Vice Director of Trai Thien since 2007 and a director of the Company since September 2009. From 2003 to 2007 Ms. Ha was a Director Assistant of Khanh Ha Company Limited, a transportation company. Ms. Ha received Bachelor of Economics from Economics University of Ho Chi Minh city in 1996.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to separate these roles.  Mr. Khanh has served as our Chairman since the Initial Acquisition.  Prior to the Initial Acquisition, he served as a General Director of Trai Thien since its inception. Mr. Manchester has served as the Company’s Chief Executive Officer shortly following the Initial Acquisition, since October 2009.

Our Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. Our Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by us are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our.

Board of Directors

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Each of our directors currently receives no cash compensation for their service on the Board of Directors, but do receive a small amount of stock options.

Audit Committee

We do not have a separately designated standing audit committee.

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by each of our principal executive officer and principal financial officers during the last fiscal year (“named executive officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Nguyen Van Thong (1)	2009	15,645				15,645
Chief Financial Officer	2008	4,788				4,788

(1) Mr. Van Thong resigned as the Company’s Chief Financial Officer on January 4, 2010.

Employment Agreements and Compensation

On October 8, 2009, the Company entered into an employment agreement with Haley Manchester, pursuant to which Mr. Manchester agreed to serve as Chief Executive Officer of the Company for a term of two years.  Mr. Manchester is entitled to receive a base salary of $120,000 per year.  In addition, he is entitled to receive an incentive stock bonus of up to an aggregate of 150,000 shares of the Company’s common stock with 75,000 shares payable after completion of his first year of employment and 75,000 shares payable after completion of his second year of employment.  In the sole discretion of the board of directors as soon the Company is financially able to, Mr. Manchester may also be entitled to receive certain additional benefits including the right to participate in the Company’s group medical and dental plans and a leased vehicle and driver to be utilized in Company business.

On January 1, 2010, the Company entered into an employment agreement with Thang Viet Tran, pursuant to which Mr. Tran agreed to serve as Chief Financial Officer of the Company for a term of two years.  Mr. Tran is entitled to receive a net salary of $4,000 per month.  In addition, he is entitled to receive an incentive stock bonus of 50,000 shares of common stock per year.  In the sole discretion of the board of directors as soon the Company is financially able to, Mr. Tran may also be entitled to receive certain additional benefits including the right to participate in the Company’s group medical and dental plans, life insurance and disability insurance.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 14, 2010 with respect to the beneficial ownership of the Company’s outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Nguyen Quoc Khanh	21,899,441 (3)	73%
Nguyen Thuy The Ha	558,659 (4)	1.86%
Tran Viet Thang	0
Haley Manchester	0	--
All officers and directors as a group (4 persons)	22,458,100	74.86%
LEA Capital Advisors Inc 23 Corporate Plaza Ste 248 Newport Beach, CA 92661	1,700,129	5.67%

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is Khuong Viet St, Phu Trung Ward, Tan Phu Dist., Ho Chi Minh City, Vietnam .

(2) Applicable percentage ownership is based on 30,000,000 shares of common stock outstanding as of April 14, 2010 (including 15,903,000 shares held in escrow pursuant to the Escrow Agreement), together with securities exercisable or convertible into shares of common stock within 60 days of April 14, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 14, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 14,883,197 shares held in escrow pursuant to the Escrow Agreement.

(4) Includes 379,673 shares held in escrow pursuant to the Escrow Agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	4,000,000
Total	-0-	-0-	4,000,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Certain Relationships and Related Transactions

Trai Thien operates out of office space located at 253 Khuong Viet St, Phu Trung Ward, Tan Phu Dist., Ho Chi Minh City, Vietnam provided to us by Nguyen Quoc Khanh, Chairman, at no cost.

During the quarter ended April 30, 2009, we operated out of office space located at 1485 E. Feather Nest Drive, Eagle, Idaho 83616, provided to us by Lori Laney, our then sole officer and director at no cost.

Director Independence

None of our current directors are “independent directors,” as that term is defined by listing standards of the national exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 were $85,000 and $30,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements  for the fiscal years ended December 31, 2009 and 2008 were $17,771 and $10,175, respectively.  These fees related to the compilation service from a local audit firm.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and 2008 were $0 and $2,160, respectively. These fees related to the preparation of federal income and state franchise tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Director’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements:

The response to this portion of Item 15 is contained under Item 8.

(a)(2)  Financial Statement Schedules:

The response to this portion of Item 15 is contained under Item 8.

(a)(3) Exhibits:

Exhibit Number	Description
3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (1)

3.3	Bylaws (1)

5.1	Opinion of Sichenzia Ross Friedman Ference LLP (previously filed)

10.1	Share Exchange Agreement, dated as of March 31, 2009 among Develocap, Inc., the Persons listed on Exhibit A thereto, the Persons listed on Exhibit B thereto, and Trai Thien (2)

10.2	Amendment No. 1 to Share Exchange Agreement, dated July 31, 2009, among Develocap, Inc., the Persons listed on Exhibit B thereto, and Trai Thien (2)

10.3	Escrow Agreement, dated July 31, 2009, among Develocap, Inc., the Persons listed on Exhibit A thereto, Trai Thien, and Sichenzia Ross Friedman Ference LLP, as escrow agent (2)

10.4	Management Services Agreement dated July 31, 2009 among Develocap, Inc. and Trai Thien (2)

10.5	Finance Lease Agreement, dated December 26, 2008 between Trai Thien and Agribank (previously filed)

10.6	Memorandum of Understanding, dated March 30, 2009, between Trai Thien and Trai Thien Limited Company (previously filed)

10.7	Memorandum of Understanding, dated March 12, 2009, between Trai Thien and Bao Ngoc International Limited Company (previously filed)

10.8	Memorandum of Understanding, dated March 16, 2009, between Trai Thien and Ngoc Tram International Limited (previously filed)

10.9	Memorandum of Understanding, dated March 30, 2009, between Trai Thien and Khan Ha Limited Company (previously filed)

10.10	Memorandum of Understanding, dated February 28, 2009, between Trai Thien and Khan Thien Limited Company (previously filed)

10.11	Agreement, dated November 30, 2007, between Trai Thien and Hai Ha Amphibious Transport Ltd., Company (previously filed)

10.12	Agreement, dated February 10, 2009, between Trai Thien and Hai Ha Amphibious Transport Ltd., Company (previously filed)

10.13	Agreement, dated May 15, 2009, between Trai Thien and Hai Ha Amphibious Transport Ltd., Company (previously filed)

10.14	Agreement, dated May 31, 2009, between Trai Thien and Hai Ha Amphibious Transport Ltd., Company (previously filed)

10.15	Agreement, dated September 17, 2009, between Trai Thien and Hai Ha Amphibious Transport Ltd., Company (previously filed)

10.16	Agreement, dated November 30, 2007 between Trai Thien and Dai Duong Maritime Transport join-stock Company (previously filed)

10.17	Agreement, dated July 20, 2007 between Trai Thien and Dai Duong Maritime Transport join-stock Company (previously filed)

10.18	Agreement, dated February 10, 2009 between Trai Thien and Dai Duong Maritime Transport join-stock Company (previously filed)

10.19	Agreement, dated May 15, 2009 between Trai Thien and Dai Duong Maritime Transport join-stock Company (previously filed)

10.20	Agreement, dated September 20, 2009 between Trai Thien and Dai Duong Maritime Transport join-stock Company (previously filed)

10.21	Agreement, dated July 20, 2007, between Trai Thien and Dai Duong Maritime Transport J.S. Company (previously filed)

10.22	Memorandum of Understanding, dated March 30, 2009, between Trai Thien and Khan Ha Limited Company (previously filed)

10.23	Memorandum of Understanding, dated February 28, 2009, between Trai Thien and Khan Thien Limited Company (previously filed)

10.24	Memorandum of Understanding, dated March 16, 2009, between Trai Thien and Ngoc Tram International Limited Company (previously filed)

10.25	Memorandum of Understanding, dated March 30, 2009, between Trai Thien and Trai Thien Limited Company(previously filed)

10.26	Memorandum of Understanding, dated March 12, 2009, between Trai Thien and Bao Ngoc International Limited Company (previously filed)

10.27	Agreement, dated May 15, 2009 between Trai Thien and Dai Duong Joint-stock Company (previously filed)

10.28	Employment Agreement between Trai Thien and Haley Manchester

10.29	Employment Agreement between Trai Thien and Thang Viet Tran

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

(1) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 7, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAI THIEN USA INC.

Date: April 15, 2010	By:	/s/ Haley Manchester
Haley Manchester Chief Executive Officer and Director (Principal Executive Officer)

Date: April 15, 2010	By:	/s/ Tran Viet Thang
Tran Viet Thang Chief Financial Officer and Director (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nguyen Quoc Khanh
Nguyen Quoc Khanh	President and Director	April 15, 2010

/s/ HaleyManchester
Haley Manchester	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2010

/s/ Tran Viet Thang
Tran Viet Thang	Chief Financial Officer and Director (Principal Financial Officer)	April 15, 2010

Nguyen Thuy The Ha	Director	April 15, 2010

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (1)

3.3	Bylaws (1)

5.1	Opinion of Sichenzia Ross Friedman Ference LLP (previously filed)

10.1	Share Exchange Agreement, dated as of March 31, 2009 among Develocap, Inc., the Persons listed on Exhibit A thereto, the Persons listed on Exhibit B thereto, and Trai Thien (2)

10.2	Amendment No. 1 to Share Exchange Agreement, dated July 31, 2009, among Develocap, Inc., the Persons listed on Exhibit B thereto, and Trai Thien (2)

10.3	Escrow Agreement, dated July 31, 2009, among Develocap, Inc., the Persons listed on Exhibit A thereto, Trai Thien, and Sichenzia Ross Friedman Ference LLP, as escrow agent (2)

10.4	Management Services Agreement dated July 31, 2009 among Develocap, Inc. and Trai Thien (2)

10.5	Finance Lease Agreement, dated December 26, 2008 between Trai Thien and Agribank (previously filed)

10.6	Memorandum of Understanding, dated March 30, 2009, between Trai Thien and Trai Thien Limited Company (previously filed)

10.7	Memorandum of Understanding, dated March 12, 2009, between Trai Thien and Bao Ngoc International Limited Company (previously filed)

10.8	Memorandum of Understanding, dated March 16, 2009, between Trai Thien and Ngoc Tram International Limited (previously filed)

10.9	Memorandum of Understanding, dated March 30, 2009, between Trai Thien and Khan Ha Limited Company (previously filed)

10.10	Memorandum of Understanding, dated February 28, 2009, between Trai Thien and Khan Thien Limited Company (previously filed)

10.11	Agreement, dated November 30, 2007, between Trai Thien and Hai Ha Amphibious Transport Ltd., Company (previously filed)

10.12	Agreement, dated February 10, 2009, between Trai Thien and Hai Ha Amphibious Transport Ltd., Company (previously filed)

10.13	Agreement, dated May 15, 2009, between Trai Thien and Hai Ha Amphibious Transport Ltd., Company (previously filed)

10.14	Agreement, dated May 31, 2009, between Trai Thien and Hai Ha Amphibious Transport Ltd., Company (previously filed)

10.15	Agreement, dated September 17, 2009, between Trai Thien and Hai Ha Amphibious Transport Ltd., Company (previously filed)

10.16	Agreement, dated November 30, 2007 between Trai Thien and Dai Duong Maritime Transport join-stock Company (previously filed)

10.17	Agreement, dated July 20, 2007 between Trai Thien and Dai Duong Maritime Transport join-stock Company (previously filed)

1

10.18	Agreement, dated February 10, 2009 between Trai Thien and Dai Duong Maritime Transport join-stock Company (previously filed)

10.19	Agreement, dated May 15, 2009 between Trai Thien and Dai Duong Maritime Transport join-stock Company (previously filed)

10.20	Agreement, dated September 20, 2009 between Trai Thien and Dai Duong Maritime Transport join-stock Company (previously filed)

10.21	Agreement, dated July 20, 2007, between Trai Thien and Dai Duong Maritime Transport J.S. Company (previously filed)

10.22	Memorandum of Understanding, dated March 30, 2009, between Trai Thien and Khan Ha Limited Company (previously filed)

10.23	Memorandum of Understanding, dated February 28, 2009, between Trai Thien and Khan Thien Limited Company (previously filed)

10.24	Memorandum of Understanding, dated March 16, 2009, between Trai Thien and Ngoc Tram International Limited Company (previously filed)

10.25	Memorandum of Understanding, dated March 30, 2009, between Trai Thien and Trai Thien Limited Company
(previously filed)
10.26	Memorandum of Understanding, dated March 12, 2009, between Trai Thien and Bao Ngoc International Limited Company (previously filed)

10.27	Agreement, dated May 15, 2009 between Trai Thien and Dai Duong Joint-stock Company (previously filed)

10.28	Employment Agreement between Trai Thien and Haley Manchester

10.29	Employment Agreement between Trai Thien and Thang Viet Tran

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

 (1) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 7, 2010.

2