Form 10-Q
period 2010-03-31
TRAI THIEN USA INC
filed 2010-05-24
CIK 1279740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

     . TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-150613

TRAI THIEN USA INC.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:30,000,000 shares of Common Stock, $.001 par value as of May 21, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TRAI THIEN USA INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

TRAI THIEN USA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$16,304	$102,484
Accounts receivable, net	15,241	104
Advances to a supplier	-	2,688,645
Prepayments and other current assets	989,218	541,923
Deferred tax assets	195,284	147,850
Total current assets	1,216,047	3,481,006

Non-current assets:
Vessel construction in progress	17,582,093	15,476,379
Property, plant and equipment, net	9,444,374	4,881,462
TOTAL ASSETS	$28,242,514	$23,838,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,027,548	$1,354,294
Short-term bank borrowings	6,629,011	7,499,197
Current portion of long-term bank borrowings	1,214,233	518,693
Promissory note	1,437,912	-
Amount due to a stockholder	64,068	50,068
Income tax payable	205,682	145,805
Accrued liabilities and other payables	683,352	300,945
Total current liabilities	12,261,806	9,869,002

Long-term liabilities:
Long-term bank borrowings	4,342,146	1,945,153

Total liabilities	16,603,952	11,814,155

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $0.001 par value; 199,000,000 shares authorized; 30,000,000 and 30,000,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009	30,000	30,000
Additional paid-in capital	13,117,580	13,117,580
Accumulated other comprehensive loss	(2,011,629)	(1,624,628)
Reserve fund	236,602	236,602
Retained earnings	266,009	265,138
Total stockholders’ equity	11,638,562	12,024,692
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,242,514	$23,838,847

See accompanying notes to condensed consolidated financial statements.

TRAI THIEN USA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2010	2009

Revenues, net	$2,913,249	$1,849,130

Operating expenses:
Voyage expense	(1,384,694)	(772,711)
Vessel operating expense	(447,928)	(212,441)
Rental expense	(492,289)	(525,423)
Selling, general and administrative	(333,004)	(299,660)
Total operating expenses	(2,657,915)	(1,810,235)
Income from operations	255,334	38,895

Other income (expense):
Other expense	-	(8)
Interest income	40	84
Interest expense	(241,894)	(2,442)

Income before income taxes	13,480	36,529

Income tax expense	(12,609)	(1,231)

NET INCOME	$871	$35,298

Other comprehensive loss:
- Foreign currency translation loss	(387,001)	(33,992)
COMPREHENSIVE (LOSS) INCOME	$(386,130)	$1,306

Net income per share – Basic and diluted	$0.00	$0.00

Weighted average shares outstanding – Basic and diluted	30,000,000	23,400,000

See accompanying notes to condensed consolidated financial statements.

TRAI THIEN USA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$871	$35,298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	112,288	1,834
Deferred tax assets	(53,157)	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(15,425)	(12,819)
Advances to a supplier	2,651,157	-
Prepayments and other current assets	(472,836)	54,772
Accounts payable, trade	730,152	-
Accrued liabilities and other payables	398,839	(368,222)
Income tax payable	65,766	1,171
Net cash provided by (used in) operating activities	3,417,655	(287,966)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,920,340)	-
Payment to shipyards on vessel building	(2,651,157)	-

Net cash used in investing activities	(7,571,497)	-

Cash flows from financing activities:
Advance from a stockholder	14,000	494,156
Proceed from promissory note	1,464,872	-
Proceeds from long term bank borrowing	3,316,309	-
Payments on short term bank borrowings	(641,333)	-
Payments on long term bank borrowings	(89,632)	-

Net cash provided by financing activities	4,064,216	494,156

Effect of exchange rate changes in cash and cash equivalents	3,446	(5,108)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(86,180)	201,082

BEGINNING OF PERIOD	102,484	59,621

END OF PERIOD	$16,304	$260,703

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$106,250	$2,442

See accompanying notes to condensed consolidated financial statements.

TRAI THIEN USA INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Reserve fund	Retained earnings	Total stockholders’ equity
	No. of share	Amount

Balance as of January 1, 2010	30,000,000	$30,000	$13,117,580	$(1,624,628)	$236,602	$265,138	$12,024,692

Net income for the period	-	-	-	-	-	871	871

Foreign currency translation adjustment	-	-	-	(387,001)	-	-	(387,001)

Balance as of March 31, 2010	30,000,000	$30,000	$13,117,580	$(2,011,629)	$236,602	$266,009	$11,638,562

See accompanying notes to condensed consolidated financial statements.

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of March 31, 2010 which has been derived from audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – ORGANIZATION AND BUSINESS BACKGROUND

Trai Thien USA Inc. (“TRTH” or the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In September 2004, it filed a notice with the Securities and Exchange Commission (File No.: 814-00674) of its intent to elect in good faith to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of the said Act. In July 2008, it began steps to withdraw its election and ceased being a BDC. On January 13, 2010, the Company changed its name to “Trai Thien USA Inc.”

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

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

NOTE 3 - GOING CONCERN UNCERTAINTIES

The Company’s condensed consolidated financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business.

The Company has committed and contracted for the construction of 7 vessels in Vietnam with a combined carrying capacity of 49,900 deadweight tons in the aggregate value of approximately $65.5 million (equivalent to VND1,262,000,000,000), which are expected to be delivered between 2010 and 2011. As of March 31, 2010, the Company has available $16,304 cash and cash equivalents and suffers from negative working capital of $11,045,759, whereas the Company may not have sufficient working capital to meet with these capital commitments. The Company plans to finance the construction of these 7 newly-built vessels through additional capital injection from its shareholders or external financing from banks or a mixed of financing sources. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•

Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•

Basis of consolidation

The condensed consolidated financial statements include the financial statements of TRTH and its VIE. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

On March 31, 2010, the Company entered into a series of agreements with Trai Thien. Under such contractual arrangements, the Company was provided with the ability to control Trai Thien, including its financial interest as described below:

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

Accordingly, the Company has consolidated Trai Thien’s results of operations, assets and liabilities in the accompanying condensed consolidated financial statements of the Company.

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

As of March 31, 2010 and December 31, 2009, the allowance for doubtful accounts was $9,355 and $9,665, respectively.

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•

Plant and equipment

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

•

Impairment of long-lived assets

Long-lived assets primarily include plant and equipment and vessel construction in progress. In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2010.

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

•

Comprehensive income or loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income or loss, as presented in the accompanying condensed statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

For the three months ended March 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Vietnam and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the foreign tax authority.

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

The reporting currency of the Company is United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Vietnamese Dong ("VND"), which is functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from VND into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2010	March 31, 2009
Period-end VND:US$1 exchange rate	19,289	18,078
Average period VND:US$1 exchange rate	18,934	17,740

•

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Vietnam.

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

•

Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, prepayments and other current assets, accounts payable, amounts due to a stockholder, promissory note, income tax payable, accrued liabilities and other payables. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s short-term and long-term bank borrowings approximated its fair value based on the current market conditions for similar debt instruments.

•

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. The Company is currently evaluating the requirements of the VIE provisions of ASC 810-10, but does not expect a material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, “Revenue Recognition” (Topic 605). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for us on July 1, 2010. The Company is currently evaluating the requirements of ASU 2009-13, but does not expect a material impact on its condensed consolidated financial statements.

FASB ASC 810, “Consolidation” (“ASC 810”), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, ASC 810 amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This phase of ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company’s consolidation conclusions for its variable interest entities.

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the quarter ended March 31, 2010.

In April 2010, the FASB issued ASU No. 2010-18, “Receivables: Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force” (Topic 310). The amendments in this Update are effective for modifications of loans accounted for within pools under ASC Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 5 - VESSEL CONSTRUCTION IN PROGRESS

During 2007, the Company contracted for the construction of 6 vessels in Vietnam with a combined carrying capacity of 45,600 deadweight tons. The total cost of the contracts for 6 vessels under construction at two unaffiliated shipyards in Vietnam is approximately $60,656,000 (equivalent to VND1,170,000,000,000). These vessels are expected to be delivered between 2010 and 2011. The Company will incur additional associated costs relating to the construction of these vessels under the contracts.

During 2009, the Company contracted for the construction of the additional 1 vessel with a carrying capacity of 4,332 deadweight tons. The construction cost of the vessel is approximately $4,819,000 (equivalent to VND 92,953,049,700) at the unaffiliated shipyard in Vietnam. The vessel is expected to be delivered in 2010, subject to the full settlement of outstanding payment.

For the three months ended March 31, 2010, the Company expended the aggregate of $2,651,157 on vessel building and the aggregate vessel construction in progress was amounted to $17,582,093 at period end-date.

NOTE 6 – PREPAYMENTS AND OTHER CURRENT ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

VAT receivable	$782,055	$311,914
Prepaid operating expenses	91,987	85,214
Prepayment for equipment purchase	-	76,991
Deposits paid	17,932	18,526
Advances to employees	97,244	49,278
	$989,218	$541,923

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Vessels	$9,645,956	$4,944,006
Office equipments	176,621	140,401
Motor vehicles	240,682	58,512
Foreign translation difference	(434,475)	(184,810)
	9,628,784	4,958,109
Less: accumulated depreciation	(192,353)	(80,064)
Add: foreign translation difference	7,943	3,417
Property, plant and equipment, net	$9,444,374	$4,881,462

As of March 31, 2010, two vessels and six motor vehicles with the total net book values of $9,287,079 were pledged as securities in connection with the outstanding long-term borrowings.

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $112,288 and $1,834, respectively

NOTE 8 – PROMISSORY NOTE

On March 30, 2010, the Company entered into a promissory note (“the Note”) with GRM Mal-Sin Shipping (M) Sdn, Bhd, (“GRM”), one of the Company’s major customer, for a principal amount of $1,437,912 (equivalent to VND 28 billion). The Note was unsecured and interest-free. In connection with the Note, the Company agreed to provide its vessel in the first priority to serve GRM and the transportation charges reserved the right of set-off against the Note as repayment.

NOTE 9 – BANK BORROWINGS

Bank borrowings consisted of the following:

(a)

Short-term bank borrowings payable to financial institutions in Vietnam:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Secured, equivalent to VND14 billion with interest rate at 12% per annum, payable monthly, due February 5, 2010	$-	$749,866

Unsecured installment loan, equivalent to VND14 billion with interest rate at 12% per annum, payable monthly, due May 14, 2010	725,802	749,866

Lines of credit, AgriBank	2,903,209	2,999,465

Revolving credit facility, VID Public Bank	3,000,000	3,000,000

Total short-term borrowings	$6,629,011	$7,499,197

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In May 2009, the Company received its lines of credit from AgriBank in a term of 12 months, with a maximum available borrowing up to $3 million (equivalent to VND 56 billion) for working capital purposes. Interest was carried at a rate of 12% per annum, payable monthly and subject to the changes by the State Bank of Vietnam. Weighted average interest rate approximates 12% per annum for the period ended March 31, 2010. The line is collateralized by the real properties including residential house and land use rights with the aggregate carrying values of $3.7 million (equal to VND 71 billion) which are personally owned by the major stockholder and the director of the Company, Mr. Nguyen Quoc Khanh.

In December 2009, the Company received its revolving credit facility from VID Public Bank in a term of 12 months, with a maximum available borrowing up to $3 million for working capital purposes. Interest was carried at minimum interest rate of 5% per annum, or subject to floating rates, which equal to the higher of SIBOR plus 2.5% per annum or fixed deposit rate plus 2.5%. The outstanding balance under the credit facility becomes matured in 150 days from the drawdown date and the facility will be extended or renewed subject to an annual review at the option of the bank. Weighted average interest rate approximately 5% per annum for the period ended March 31, 2010, payable monthly. The credit facility is personally guaranteed by the major stockholder and the director of the Company, Mr. Nguyen Quoc Khanh and collateralized by his real properties with the aggregate carrying value of $10.7 million (equal to VND207 billion).

(b)

Long-term bank borrowings payable to a financial institution in Vietnam:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Secured, equivalent to VND 46 billion with interest rate at 12% per annum payable monthly, due December 31, 2014	$2,301,104	$2,463,846

Secured, equivalent to VND 2.8 billion with interest rate at 19.2% per annum payable monthly, due March 12, 2013	144,694	-

Secured, equivalent to VND 60 billion with interest rate at 16.2% per annum payable monthly, due March 30, 2015	3,110,581	-

Less: current portion of long-term bank borrowings	(1,214,233)	(518,693)

Total long-term bank borrowings, net of current portion	$4,342,146	$1,945,153

In September 2009, the Company granted with long-term facility of $2.3 million (equal to VND 46 billion) from Trust Bank. These aggregate borrowings were collateralized by the Company’s owned vessel with its net book value of $4,487,208 as of March 31, 2009.

In March 2010, the Company granted with long-term facility of $0.14 million (equal to VND 2.8 billion) and $3.1 million (equal to VND 60 billion) from Kien Long Bank and Trust Bank, respectively. These aggregate borrowings were collateralized by the Company’s owned vessel and motor vehicles with the net book values of $210,099 and $4,589,772 respectively as of March 31, 2010.

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of March 31, 2010, the maturities of the long-term bank borrowings for the next five years are as follows:

Year ending March 31:
2011	$1,214,233
2012	1,172,395
2013	1,172,395
2014	1,172,395
2015	824,961

Total bank borrowings	$5,556,379

NOTE 10 - INCOME TAXES

For the three months ended March 31, 2010 and 2009, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Three months ended March 31,
	2010	2009
Tax jurisdiction from:
– Local	$(59,732)	$-
– Foreign	73,212	36,529
Income before income taxes	$13,480	$36,529

The provision for income tax consisted of the following:

	Three months ended March 31
	2010	2009
Current tax:
– Local	$-	$-
– Foreign	65,766	1,231

Deferred tax:
– Local	-	-
– Foreign	(53,157)	-

Income tax expense	$12,609	$1,231

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

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009

Income before income taxes	$73,212	$36,529
Statutory income tax rate	25%	28%
Income tax expense at statutory tax rate	18,303	10,228

Reversal of tax over-provision	-	(23,198)
Effect of tax holiday	(10,982)	(6,575)
Non-deductible items	5,288	20,776
Income tax expense	$12,609	$1,231

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31 2009
Deferred tax assets:
Non-deductible professional fees	$11,657	$8,060
Non-deductible vessel rental expense	183,627	139,790

Total:	$195,284	$147,850

NOTE 11 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three months ended March 31, 2010 and 2009, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance as at period-end dates, are presented as follows:

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31, 2010		March 31, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer C	$1,721,159	59%	$-
Customer D	686,482	24%	-
Total:	$2,407,641	83%	$-

	Three months ended March 31, 2009		March 31, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$366,998	20%	$-
Customer B	332,110	18%	-
Customer C	313,653	17%	-
Customer D	277,648	15%	-
Customer E	222,911	12%	-
Total:	$1,513,320	82%	$-

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

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

(a)

Capital commitments

The Company is committed and contracted with three unaffiliated shipyards, Dai Duong Joint Stock Ocean Transportation Company, Hai Ha Road and Water Transport Company Limited and Dai Duong Vessel Building Co. Ltd, respectively, for the construction of 7 vessels in Vietnam. The total estimated construction cost for 7 vessels was approximately $65.5 million (equivalent to VND1,262 billion). These vessels are expected to be delivered between 2010 and 2011.

As of March 31, 2010, the aggregate future minimum payments to the shipyards in the next two years are as follows:

Year ending March 31:
2011	$17,305,825
2012	30,587,381

Total:	$47,893,206

(b)

Operating lease commitments

The Company is committed to several vessel charter agreements to operate a total of 4 oceangoing vessels for the various terms from 6 months to 1 year with fixed monthly rentals and generally did not contain significant renewal options. For the three months ended March 31, 2010 and 2009, the Company incurred and paid vessel rental of $492,289 and $525,423, respectively.

As of March 31, 2010, the Company has the future minimum rental payments of $483,229 under these operating lease agreements within the next 12 months.

NOTE 13 - COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

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

Plan of Operations

We are a Vietnam-based sea cargo company, formed in June 2007, specializing in the transport of dry bulk commodities within Southeast Asia. Currently, we have a fleet of six owner-operated and term-leased geared vessels with an average size of 3,665 dead weight tonnage (“DWT”). The aggregate capacity for all six vessels totals 21,990 DWT. Due to the current capacity of our ships, Most of our business is within Southeast Asia and southern China.

In addition to Trai Thien’s current fleet of six owner-operated and term-leased geared vessels, in order to meet growing market demand for our services, we have contracted to rent six additional new ships with larger capacities of 6,850 DWT on average, of which one is under a financial lease and the others are operating leases. We expect four out of these six ships to be launched in 2010 and the remaining two ships to operate in the first half of 2011. In addition, we have made deposits for building six new cargo ships with a capacity of 7,600 DWT each. We expect delivery of the first four ships in the second half of 2010. The remaining two vessels are expected in 2011. The Company has also contracted to build one new ships of 4,300 DWT which are expected to be delivered in 2010.

As of March 31, 2010, the Company is required to make aggregate future minimum payments of $17,305,825 and $30,587,381 to the shipyards in the years ending March 31, 2011 and 2012, respectively. As of March 31, 2010, the Company has available $16,304 cash and cash equivalents. The Company plans to finance the construction of these seven newly-built vessels through additional capital injection from its shareholders or external financing from banks or a mixed of financing sources. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

With our expansion plan, Trai Thien’s total capacity is expected to significantly increase to more than 80,000 DWT by the end of 2010, then exceeding 110,000 DWT by the end of 2011. Given the larger size and young age of our cargo ships, we believe we can further distance ourselves from locally-owned and foreign-owned competitors in Vietnam and greater South East Asia.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenues for the three months ended March 31, 2010 increased by $1,064,119, or 58%, to $2,913,249 compared to $1,849,130 for the months ended March 31, 2009. This increase was primarily due to the launching of an owner-operated vessel with capacity of 4,300 DWT in November 2009, attributing to an increase of 32% in the total capacity of our fleet from 13,390 DWT during the three months ended March 31, 2009 to 17,690 DWT during the three months ended March 31, 2010. With the increase in our fleet dead weight tonnage, we were able to increase the number of our nautical trips from 16 trips during the three months ended March 31, 2009 to 29 trips during the three months ended March 31, 2010, or an increase of 81%. We received another vessel of 4,300 DWT by the end of March 2010; this vessel has been put into operation since April 2010.

Voyage expenses for the three months ended March 31, 2010 were $1,384,694 compared to $772,711 for the three months ended March 31, 2001, an increase of $611,983, or 79%. Voyage expenses mainly include fuel, pilot, towage and port fees. We attributed the increase of voyage expenses to the increase in the number of our vessels and the increase in the number of our nautical trips during the three months ended March 31, 2010 compared to the same period last year. Fuel expense for the three months ended March 31, 2010 increased by $521,621 or 116% to $970,354 compared to $448,733 for the same period last year. Pilot, towage and port fees for the three months ended March 31, 2010 increased by $107,402, or 39%, to $385,481 compared to $278,079 for the same period last year.

Vessel operating expenses for the three months ended March 31, 2010 were $447,928 compared to $212,441 for the three months ended March 31, 2009, an increase of $235,487, or 111%. Vessel operating expenses mainly include crewing expenses, ship administrative expenses, vessel depreciation expense and vessel insurance. We attributed the increase of vessel operating expenses to the increase in the number of our vessels during the three months ended March 31, 2010 compared to the same period last year. Crewing expenses for the three months ended March 31, 2010 increased by $47,537, or 37%, to $177,273 compared to $129,736 for the same period last year. The crewing expense increase was attributable to the increase in crew salaries of about 20% and the increase in the number of crewmen of 26% from 69 people for the three months ended March 31, 2009 to 87 people for the three months ended March 31, 2010. Depreciation expense during the three months ended March 31, 2010 was $106,128 as compared to $0 for the same period last year. The increase was attributable to the acquisition of the vessel of 4,300 DWT in November 2009.

Rental expense for the three months ended March 31, 2010 was $492,289 compared to $525,423 for the same period last year. The decrease of $33,134, or 6%, was attributable to foreign currency exchange differences.

Selling, general and administrative expenses for the three months ended March 31, 2010 were $333,004 compared to $299,660 for the three months ended March 31, 2009, an increase of $33,344, or 11%. Selling, general and administrative expenses mainly included office expenses, salary of administration staff, audit fees and consultancy fees. The increase was primarily attributable to the increase in the number of executive officers required and professional fees incurred in the three months ended March 31, 2010 compared to the same period last year.

Interest expense for the three months ended March 31, 2010 was $241,894 compared to $2,442 for the three months ended March 31, 2009. We attribute the increase of $239,452, or 9806%, to the increase in short-term borrowing and long-term borrowing for the financing of working capital needs and acquisition and building of new vessels.

Income tax expense for the three months ended March 31, 2010 was $12,609 compared to $1,231 for the three months ended March 31, 2009.

As a result of the foregoing, net income decreased by $34,427 from $35,298 for the three months ended March 31, 2009 to $871 for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2010, cash and cash equivalents were $16,304 compared to $102,484 as of March 31, 2009.

The Company generated cash of $3,417,655 in operating activities for the three months ended March 31, 2010 while used cash of $287,966 in operating activities for the same period in 2009. The major reasons were the receipt of an advance that was previously made to a supplier of $2,651,157, an increase in trade accounts payable of $730,152 and an increase in accrued liabilities and other payables of $398,839 offset by an increase in prepayment and other current assets of $472,836.

The Company used cash of $7,571,497 in investing activities for the three months ended March 31, 2010 while had no investing activities in the same period in 2009. During the three months ended March 31, 2010, the Company paid $4,920,340 for the purchase of its vessel and paid additional $2,651,157 to shipyards.

During the three months ended March 31, 2010, the Company generated net cash of $4,064,216 from financing activities. The cash inflow were attributable to proceeds from long term bank borrowings of $3,316,309 and proceed from promissory note of $1,464,872 which were used to finance the vessel acquisition in March 2010. Repayments of short term borrowings were $641,333 and repayments of long term borrowings were $89,632. During the three months ended March 31, 2009, the Company generated cash of $494,156, which was repayment from stockholders.

As of March 31, 2010, the Company is required to make aggregate future minimum payments of $17,305,825 and $30,587,381 to the shipyards in the years ending March 31, 2011 and 2012, respectively. As of March 31, 2010, the Company has available $16,304 cash and cash equivalents, which may not able to meet with these capital commitments. The Company plans to finance the construction of these 7 newly-built vessels through additional capital injection from its shareholders or external financing from banks or a mixed of financing sources. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

We estimate that our operational expenses over the next twelve months would be approximately $23,862,246, consisting of voyage expenses of $13,957,117, vessel operating expenses of $6,771,389, vessel rental expense of $1,997,001 and selling, general and administrative expenses of $1,136,740. The Company expects to meet such expenses through a mix of the additional capital from its shareholders and external financing from the banks and its internally generated cash flows.

The Company has committed and contracted for the construction of 7 vessels in Vietnam with a combined carrying capacity of 49,900 deadweight tons in the aggregate value of approximately $65.5 million (equivalent to VND1,262,000,000,000), which are expected to be delivered between 2010 and 2011. As of March 31, 2010, the Company is required to make aggregate future minimum payments of $17,305,825 and $30,587,381 to the shipyards in the years ending March 31, 2011 and 2012, respectively. As of March 31, 2010, the Company has available $16,304 cash and cash equivalents, which may not able to meet with these capital commitments. The Company plans to finance the construction of these 7 newly-built vessels through additional capital injection from its shareholders or external financing from banks or a mixed of financing sources. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

As of March 31, 2010, total current assets were $1,216,047 compared to total current liabilities of $12,261,806, translated to a current ratio of 0.1 times. As of March 31, 2010, short-term bank borrowings were $6,629,011 and the current portion of long term bank borrowings was $1,214,233 which are primarily due by May 2010 and June 2010. The Company depends on its ability for agreements with banks to refinance or to reschedule when these short-term borrowings are due. However, there can be no assurance that the Company will be able to reach such agreements with the banks to refinance or reschedule when these short-term borrowings are due.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases and the Vietnamese variable interest entity, Trai Thien, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or other variable interest entities.

Capital commitments

The Company is committed and contracted with three unaffiliated shipyards, Dai Duong Joint Stock Ocean Transportation Company, Hai Ha Road and Water Transport Company Limited and Dai Duong Vessel Building Co. Ltd, respectively, for the construction of 7 vessels in Vietnam. The total estimated construction cost for 7 vessels was approximately $65.5 million (equivalent to VND1,256 billion). These vessels are expected to be delivered between 2010 and 2011.

As of March 31, 2010, the Company has the aggregate future minimum payments of $17,305,825 and $30,587,381 to the shipyards in the years ended March 31, 2011 and 2012, respectively.

Operating lease commitments

The Company is committed to several vessel charter agreements to operate a total of 4 oceangoing vessels in various terms ranging from 6 months to 1 year with fixed monthly rentals and generally did not contain significant renewal options. For the three months ended March 31, 2010 and 2009, the Company incurred and paid vessel rental expense of $492,289 and $525,423, respectively.

As of March 31, 2010, the Company has the future minimum rental payments of $483,229 under these operating lease agreements within the next 12 months.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4t Controls and Procedures

The information required pursuant to item 4(t) has been provided in Item 4.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1.A. Risk Factors

There have been no material changes to our risk factors from those set forth in our annual report for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

TRAI THIEN USA INC.

Dated: May 24, 2010	By:	/s/ Haley Manchester
Haley Manchester
Chief Executive Officer

Date: May 24, 2010		/s/ Tran Viet Thang
Tran Viet Thang
Chief Financial Officer