Form 10-Q
period 2010-06-30
TRAI THIEN USA INC
filed 2010-08-27
CIK 1279740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 241,500,000 shares of Common Stock, $.001 par value as of August 25, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TRAI THIEN USA INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

TRAI THIEN USA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$736,680	$102,484
Accounts receivable, net	54,453	104
Advances to a supplier	-	2,688,645
Prepayments and other current assets	1,040,503	541,923
Deferred tax assets	312,173	147,850
Total current assets	2,143,809	3,481,006

Non-current assets:
Vessel construction in progress	17,556,608	15,476,379
Property, plant and equipment, net	9,262,868	4,881,462
TOTAL ASSETS	$28,963,285	$23,838,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,793,186	$1,354,294
Short-term bank borrowings	7,348,934	7,499,197
Current portion of long-term bank borrowings	922,758	518,693
Promissory note	269,536	-
Amount due to a stockholder	62,038	50,068
Income tax payable	331,500	145,805
Accrued liabilities and other payables	1,422,937	300,945
Total current liabilities	13,150,889	9,869,002

Long-term liabilities:
Long-term bank borrowings	4,625,567	1,945,153

Total liabilities	17,776,456	11,814,155

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none of share issued and outstanding	-	-
Common stock, $0.001 par value; 1,393,000,000 shares authorized; 213,500,000 and 210,000,000 shares issued and outstanding, respectively	213,500	210,000
Additional paid-in capital	12,941,223	12,937,580
Accumulated other comprehensive loss	(1,933,201)	(1,624,628)
Reserve fund	236,602	236,602
(Accumulated deficits) retained earnings	(271,295)	265,138
Total stockholders’ equity	11,186,829	12,024,692
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,963,285	$23,838,847

See accompanying notes to condensed consolidated financial statements.

TRAI THIEN USA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues, net	$3,556,357	$2,220,794	$6,469,606	$4,069,924

Operating expenses:
Voyage expense	(2,330,115)	(1,031,863)	(3,714,809)	(1,804,574)
Vessel operating expense	(498,561)	(158,369)	(946,489)	(370,810)
Rental expense	(484,192)	(518,712)	(976,481)	(1,044,135)
Selling, general and administrative	(248,771)	(268,761)	(581,775)	(568,421)
Total operating expenses	(3,561,639)	(1,977,705)	(6,219,554)	(3,787,940)
(Loss) income from operations	(5,282)	243,089	250,052	281,984

Other income (expense):
Other expense	-	-	-	(8)
Interest income	10	569	50	653
Interest expense	(523,087)	(24,153)	(764,981)	(26,595)

(Loss) income before income taxes	(528,359)	219,505	(514,879)	256,034

Income tax expense	(8,945)	2,897	(21,554)	1,666

NET (LOSS) INCOME	$(537,304)	$222,402	$(536,433)	$257,700

Other comprehensive loss:
- Foreign currency translation loss	78,428	(2,168)	(308,573)	(267,294)
COMPREHENSIVE (LOSS) INCOME	$(458,876)	$220,234	$(845,006)	$(9,594)

Net (loss) income per share – Basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common stock outstanding – Basic and diluted	212,916,669	163,800,000	211,458,331	163,800,000

See accompanying notes to condensed consolidated financial statements.

TRAI THIEN USA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(536,433)	$257,700
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	283,394	4,315
Deferred tax assets	(171,280)	-
Loss on disposal of property, plant and equipment	9,735	-
Shares issued for services rendered, non-cash	7,143	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,247,142)	(25,190)
Advances to a supplier	2,629,354	-
Prepayments and other current assets	(522,492)	(1,799,311)
Accounts payable, trade	1,501,823	(155,573)
Income tax payable	(142,590)	(21,887)
Accrued liabilities and other payables	1,479,957	-
Net cash provided by (used in) operating activities	3,291,469	(1,739,946)

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	21,428	-
Purchase of property, plant and equipment	(4,913,265)	(24,880)
Payment to shipyards on vessel building	(2,629,354)	(3,604,538)

Net cash used in investing activities	(7,521,191)	(3,629,418)

Cash flows from financing activities:
Advance from a stockholder	11,970	1,556,324
Proceeds from promissory note	1,464,872	-
Proceeds from short-term bank borrowing	831,033	3,920,678
Proceeds from long-term bank borrowing	3,289,037	-
Payments on short-term bank borrowings	(850,401)	(89,559)
Payments on long-term bank borrowings	(84,542)	-

Net cash provided by financing activities	4,661,969	5,387,443

Effect of exchange rate changes in cash and cash equivalents	201,949	(1,441)

NET CHANGE IN CASH AND CASH EQUIVALENTS	634,196	16,638

BEGINNING OF PERIOD	102,484	59,621

END OF PERIOD	$736,680	$76,259

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$242,741	$26,595

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of promissory note by offsetting trade receivable	$1,192,145	$-

See accompanying notes to condensed consolidated financial statements.

TRAI THIEN USA INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Reserve fund	Retained Earnings (accumulated deficits)	Total stockholders’ equity
	No. of share	Amount

Balance as of January 1, 2010 (restated)	210,000,000	$210,000	$12,937,580	$(1,624,628)	$236,602	$265,138	$12,024,692

Shares issued for services	3,500,000	3,500	3,643	-	-	-	7,143

Net income for the period	-	-	-	-	-	(536,433)	(536,433)

Foreign currency translation adjustment	-	-	-	(308,573)	-	-	(308,573)

Balance as of June 30, 2010	213,500,000	$213,500	$12,941,223	$(1,933,201)	$236,602	$(271,295)	$11,186,829

See accompanying notes to condensed consolidated financial statements.

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

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

On August 23, 2010, the Company effectuated a forward stock split of its common stock at a split ratio of 7-for-1, pursuant to a plan approved by the Company’s Board of Directors. All common stock and per share data for all periods presented in these consolidated financial statements have been restated to give effect to the reverse stock split.

The Company and its VIE are hereinafter referred to as (the "Company").

NOTE 3 - GOING CONCERN UNCERTAINTIES

The Company’s condensed consolidated financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business.

The Company has committed and contracted for the construction of six vessels in Vietnam with a combined carrying capacity of 45,600 deadweight tons in the aggregate value of approximately $60.7 million (equivalent to VND1,170 billion), which are expected to be delivered between 2010 and 2011. As of June 30, 2010, the Company has $736,680 available cash and cash equivalents and suffers from negative working capital of $11,007,080 and overdue borrowings of $6,682,848 whereas the Company may not have sufficient working capital to meet with these capital commitments. The Company is in the process of negotiating with banks and depends on its ability for reaching agreements with banks to refinance or to reschedule when these short-term borrowings are due. However, there can be no assurance that the Company will be able to reach such agreements.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•

Basis of consolidation

The condensed consolidated financial statements include the financial statements of TRTH and its VIE. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10-5-8, “Variable Interest Entities” which requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns.

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

As of June 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $9,342 and $9,665, respectively.

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

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

As of June 30, 2010, two vessels and six motor vehicles with the total net book values of $9,114,704 were pledged as securities in connection with the outstanding long-term borrowings.

Depreciation expenses for the three months ended June 30, 2010 and 2009 were $171,106 and $2,481, respectively

Depreciation expenses for the six months ended June 30, 2010 and 2009 were $283,394 and $4,315, respectively.

•

Impairment of long-lived assets

Long-lived assets primarily include plant and equipment and vessel construction in progress. In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2010.

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

•

Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the six months ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from VND into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2010	June 30, 2009
Period-end VND:US$1 exchange rate	19,317	18,069
Average period VND:US$1 exchange rate	19,091	17,854

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

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

NOTE 5 – PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

VAT receivable	$783,899	$311,914
Prepaid operating expenses	57,754	85,214
Prepayment for equipment purchase	-	76,991
Purchase deposits paid	80,994	18,526
Advances to employees	117,856	49,278
	$1,040,503	$541,923

NOTE 6 – VESSEL CONSTRUCTION IN PROGRESS

During 2007, the Company contracted for the construction of 6 vessels in Vietnam with a combined carrying capacity of 45,600 deadweight tons. The total cost of the contracts for 6 vessels under construction at two unaffiliated shipyards in Vietnam is approximately $60,656,000 (equivalent to VND1,170 billion). These vessels are expected to be delivered between 2010 and 2011. The Company will incur additional associated costs relating to the construction of these vessels under the contracts.

During 2009, the Company contracted for the construction of the additional 1 vessel with a carrying capacity of 4,300 deadweight tons. The construction cost of the vessel is approximately $4,861,000 (equivalent to VND93.9 billion) at the unaffiliated shipyard in Vietnam. The vessel is expected to be delivered in 2010, subject to the full settlement of outstanding payment. However, on June 8, 2010, the Company agreed with the shipyard to terminate the construction contract with no compensation or liquidated damage.

For the six months ended June 30, 2010, the Company expended the aggregate of $2,629,354 on vessel building and the aggregate vessel construction in progress was amounted to $17,556,608 at period end-date.

NOTE 7 – PROMISSORY NOTE

On March 30, 2010, the Company entered into a promissory note (“the Note”) with GRM Mal-Sin Shipping (M) Sdn, Bhd, (“GRM”), one of the Company’s major customers, for a principal amount of $1,437,912 (equivalent to VND 28 billion). The Note was unsecured and interest-free. In connection with the Note, the Company agreed to provide its vessel in the first priority to serve GRM and the transportation charges reserved the right of set-off against the Note as repayment. For the six months ended June 30, 2010, the promissory note was partially repaid by offseting the accounts receivable.

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 8 – BANK BORROWINGS

Bank borrowings consisted of the following:

(a)

Short-term bank borrowings payable to financial institutions in Vietnam:

		June 30, 2010	December 31, 2009
		(Unaudited)	(Audited)

Secured, equivalent to VND14 billion with interest rate at 12% per annum, payable monthly, due on February 5 2010		$-	$749,866

Unsecured installment loan, equivalent to VND14 billion with interest rate at 12% per annum, payable monthly, due on May 14, 2010		-	749,866

Secured, equivalent to VND14 billion with interest rate at 14.4% per annum, payable monthly, due on September 23, 2010	(i)	724,750	-

Lines of credit, AgriBank	(ii)	3,623,752	2,999,465

Revolving credit facility, VID Public Bank	(iii)	3,000,000	3,000,000

Overdraft facility, Bank of America		432	-

Total short-term borrowings		$7,348,934	$7,499,197

(i)

In June 2010, the Company received short-term facility of $724,750 (equal to VND 14 billion) from Trust Bank in a term of three months, which carries interest rate of 14.4% per annum, payable monthly. The facility is secured by the Company’s owned vessel with its net book value of $4.5 million as of June 30, 2010.

(ii)

The Company received its lines of credit from AgriBank in a term of 12 months, with a maximum available borrowing up to $3.6 million (equivalent to VND 70 billion) for working capital purposes. Interest was carried at a rate of 10.5% per annum, payable monthly and subject to the changes by the State Bank of Vietnam. The line is collateralized by the real properties including residential house and land use rights with the aggregate carrying values of $3.7 million which are personally owned by the major stockholder and the director of the Company, Mr. Nguyen Quoc Khanh. As of June 30, 2010, the facility became due and the Company is subject to penalty interest at 1.5 times of its annual interest rate, payable monthly. In July 2010, the Company repaid the overdue borrowing in full.

(iii)

The Company received its revolving credit facility from VID Public Bank in a term of 12 months, with a maximum available borrowing up to $3 million for working capital purposes. Interest was carried at minimum interest rate of 5% per annum, or subject to floating rates, which equal to the higher of SIBOR plus 2.5% per annum or fixed deposit rate plus 2.5%. The outstanding balance under the credit facility becomes matured in 150 days from the drawdown date and the facility will be extended or renewed subject to an annual review at the option of the bank. Weighted average interest rate approximately 7.5% per annum for the period ended June 30, 2010, payable monthly. The credit facility is personally guaranteed by the major stockholder and the director of the Company, Mr. Nguyen Quoc Khanh and collateralized by his real properties with the aggregate carrying value of $10.7 million. As of June 30, 2010, the facility became due and the Company is subject to penalty interest at 1.5 times of its annual interest rate, payable monthly. The Company has been in negotiations with the bank, but has not yet reached an agreement as to repayment of principal and interest.

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)

Long-term bank borrowings payable to financial institutions in Vietnam:

		June 30, 2010	December 31, 2009
		(Unaudited)	(Audited)

Trust Bank,
Secured, equivalent to VND 46 billion with interest rate at 12% per annum payable monthly, due December 31, 2014	(i)	$2,297,769	$2,463,846

Secured, equivalent to VND 60 billion with interest rate at 16.2% per annum payable monthly, due March 30, 2015	(i)	3,106,072	-

Kien Long Bank,
Secured, equivalent to VND 2.8 billion with interest rate at 19.2% per annum payable monthly, due March 12, 2013	(ii)	144,484	-
		5,548,325	2,463,846

Less: current portion of long-term bank borrowings		(922,758)	(518,693)

Total long-term bank borrowings, net of current portion		$4,625,567	$1,945,153

(i)

The Company granted with the aggregate long-term facility of $5.4 million from Trust Bank. These facilities are secured by the Company’s two owned vessels with the aggregate net book value of $8.9 million as of June 30, 2010.

(ii)

The Company granted with long-term facility of $0.14 million from Kien Long Bank. The facility is secured by the Company’s six motor vehicles with the net book values of $204,505 as of June 30, 2010.

As of June 30, 2010, the maturities of the long-term bank borrowings for the next five years are as follows:

Year ending June 30:
2011	$1,170,696
2012	1,170,696
2013	1,170,696
2014	1,122,535
2015	913,702

Total bank borrowings	$5,548,325

NOTE 9 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Salary and welfare payable	$369,872	$195,189
Other tax payable	66,776	38,624
Accrued operating expenses	470,196	67,132
Accrued loan interests	516,093	-
	$1,422,937	$300,945

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 10 – STOCK BASED COMPENSATION

On April 16, 2010, the Company issued 3,500,000 shares (post forward stock split) of its common stock to its attorney for legal services rendered, at a fair market price of $0.002 per share or a total value of $7,143.

NOTE 11 – INCOME TAXES

For the six months ended June 30, 2010 and 2009, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Six months ended June 30,
	2010	2009
Tax jurisdiction from:
– Local	$(119,076)	$-
– Foreign	(395,803)	256,034
(Loss) income before income taxes	$(514,879)	$256,034

The provision for income tax consisted of the following:

	Six months ended June 30,
	2010	2009
Current tax:
– Local	$-	$-
– Foreign	190,503	(1,666)

Deferred tax:
– Local	-	-
– Foreign	(168,949)	-

Income tax expense	$21,554	$(1,666)

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

Socialist Republic of Vietnam

Effective from January 1, 2009, the Company’s VIE, Trai Thien is subject to the new income rate of 25% on the taxable income under the Law on Corporate Income Tax of the Socialist Republic of Vietnam.

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

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the six months ended June 30, 2010 and 2009 is as follows:

	Six months ended June 30,
	2010	2009

(Loss) income before income taxes	$(395,803)	$256,034
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	(98,951)	64,009

Reversal of tax over-provision	(6,175)	(46,101)
Effect of tax holiday	59,370	(38,405)
Non-deductible items	67,310	18,831
Income tax expense (benefit)	$21,554	$(1,666)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31 2009
	(Unaudited)	(Audited)
Deferred tax assets:
Non-deductible professional fees	$22,655	$8,060
Non-deductible vessel rental expense	289,518	139,790

Total:	$312,173	$147,850

NOTE 12 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three and six months ended June 30, 2010 and 2009, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance as at period-end dates, are presented as follows:

	Three months ended June 30, 2010		June 30, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$2,940,378	78%	$-
Customer B	190,786	16%	-
Total:		$94%	$-

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30, 2010		June 30, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$4,661,537	72%	$-
Customer B	877,268	14%	-
Total:		$86%	$-

	Three months ended June 30, 2009		June 30, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$1,621,417	73%	$380
Customer B	218,226	10%	-
Total:	$1,839,643	83%	$380

	Six months ended June 30, 2009		June 30, 2009
	Revenues	Percentage of revenues	Accounts Receivable

Customer A	$1,825,364	45%	$380
Customer B	439,713	11%	-
Total:	$2,265,077	56%	$380

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

The Company’s interest-rate risk arises from bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. The Company’s policy is to obtain the most favorable interest rates available for its borrowings. At the period-end, all of borrowings were at floating and fixed rates.

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

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

(a)

Capital commitments

The Company is committed and contracted with two unaffiliated shipyards, Dai Duong Joint Stock Ocean Transportation Company and Hai Ha Road and Water Transport Company Limited, respectively, for the construction of six vessels in Vietnam. The total estimated construction cost for six vessels was approximately $60.7 million. These vessels are expected to be delivered between 2010 and 2011.

As of June 30, 2010, the aggregate future minimum payments to the shipyards in the next two years are as follows:

Year ending June 30:
2011	$23,598,484
2012	19,412,651

Total:	$43,011,135

(b)

Operating lease commitments

As of the date of the report, the Company is committed to a vessel charter agreement to operate one oceangoing vessel for a term of six months due December 31, 2010, with a fixed monthly rental and generally did not contain significant renewal options. For the six months ended June 30, 2010 and 2009, the Company incurred and paid vessel rental of $976,481 and $1,044,135, respectively. The Company has the future minimum rental payments of $250,039 under the operating lease agreement within the next 12 months.

NOTE 14 – SUBSEQUENT EVENT

On July 2, 2010, the Company repaid the overdue borrowing of $3,623,751 (equal to VND70 billion) to Agribank.

On July 25, 2010, the Company issued 4,000,000 shares of its common stock to a consultant for marketing services in shipping and airline business for a period of 3 years.

On August 23, 2010, the “Company effected a forward stock split of the Company's common stock at a split ratio of 7-for-1, pursuant to a plan approved by the Company’s Board of Directors. As a result of the forward stock split, every one pre-split share of the Company's common stock, $.001 par value per share, issued and outstanding immediately prior to August 23, 2010 was automatically exchanged for seven post-split shares of common stock, $.001 par value. Accordingly, the number of shares of the Company's common stock issued and outstanding has been increased from 34,500,000 shares to approximately 241,500,000 shares. Also as a result of the forward stock split, the number of shares of common stock that the Company is authorized to issue has been increased from 199,000,000 shares, par value $.001, to 1,393,000,000 shares, par value $.001. The number of authorized preferred shares of stock remained at 1,000,000.  As of August 23, 2010, the Company had no shares of preferred stock outstanding.

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

Plan of Operations

We are a Vietnam-based sea cargo company, formed in June 2007, specializing in the transport of dry bulk commodities within Southeast Asia. As of 30 June, 2010, we had a fleet of six owner-operated and term-leased geared vessels with an average size of 3,665 dead weight tonnage (“DWT”), or total capacity of 21,990 DWT. As of the date of the report, the Company has two owner-operated vessels of 4,300 DWT each and one term-leased vessel of 3,612 DWT. Due to the current capacity of our ships, most of our business is within Southeast Asia and southern China.

We have made deposits for building six new cargo ships with a capacity of 7,600 DWT each. These vessels are expected to be delivered between 2010 and 2011.

As of June 30, 2010, the Company is required to make aggregate future minimum payments of $23,598,484 and $19,412,651 to the shipyards in the years ending June 30, 2011 and 2012, respectively. As of June 30, 2010, the Company has available $736,680 cash and cash equivalents. The Company plans to finance the construction of these six newly-built vessels through additional capital injection from its shareholders or external financing from banks or a mixed of financing sources. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

With our expansion plan, Trai Thien’s total capacity is expected to significantly increase to 19,812 DWT by the end of 2010, and 57,812 DWT by 2011. Given the larger size and young age of our cargo ships, we believe we can further distance ourselves from locally-owned and foreign-owned competitors in Vietnam and greater South East Asia.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Revenues for the three months ended June 30, 2010 increased by $1,335,563, or 60%, to $3,556,357 compared to $2,220,794 for the three months ended June 30, 2009. This increase was primarily due to the launching of an owner-operated vessel with capacity of 4,300 DWT in November 2009, and another vessel of 4,300 DWT in April 2010, attributing to an increase of 64% in the total capacity of our fleet from 13,390 DWT during the three months ended June 30, 2009 to 21,990 DWT during the three months ended June 30, 2010. With the increase in our fleet dead weight tonnage, we were able to increase the number of our nautical trips from 20 trips during the three months ended June 30, 2009 to 36 trips during the three months ended June 30, 2010, or an increase of 80%.

Voyage expenses for the three months ended June 30, 2010 were $2,330,115 compared to $1,031,863 for the three months ended June 30, 2009, an increase of $1,298,252, or 126%. Voyage expenses mainly include fuel, pilot, towage and port fees. We attributed the increase of voyage expenses to the increase in the number of our vessels and the increase in the number of our nautical trips during the three months ended June 30, 2010 compared to the same period last year. Fuel expense for the three months ended June 30, 2010 increased by $1,218,896, or 260%, to $1,687,582 compared to $468,686 for the same period last year. Pilot, towage and port fees for the three months ended June 30, 2010 increased by $81,765, or 15%, to $624,651 compared to $542,886 for the same period last year.

Vessel operating expenses for the three months ended June 30, 2010 were $498,561 compared to $158,369 for the three months ended June 30, 2009, an increase of $340,192, or 215%. Vessel operating expenses mainly include crewing expenses, ship administrative expenses, vessel depreciation expense and vessel insurance. We attributed the increase of vessel operating expenses to the increase in the number of our vessels during the three months ended June 30, 2010 compared to the same period last year. Crewing expenses for the three months ended June 30, 2010 increased by $114,943, or 84%, to $252,228 compared to $137,285 for the same period last year. The crewing expense increase was attributable to the increase in the number of crewmen of 52% from 69 people for the three months ended June 30, 2009 to 105 people for the three months ended June 30, 2010 and the increase in crew salaries. Depreciation expense during the three months ended June 30, 2010 was $156,306 as compared to $0 for the same period last year. The increase was attributable to the acquisition of two additional vessels of 4,300 DWT each in November 2009 and April 2010.

Rental expense for the three months ended June 30, 2010 was $484,192 compared to $518,712 for the same period last year. The decrease of $34,520, or 7%, was attributable to foreign currency exchange differences.

Selling, general and administrative expenses for the three months ended June 30, 2010 were $248,771 compared to $268,761 for the three months ended June 30, 2009, a decrease of $19,990, or 7%. Selling, general and administrative expenses mainly included office expenses, salary of administration staff, audit fees and consultancy fees. The decrease was attributable to foreign currency exchange differences.

Interest expense for the three months ended June 30, 2010 was $523,087 compared to $24,153 for the three months ended June 30, 2009. We attribute the increase of $498,934, or 2066%, to the increase in short-term borrowing and long-term borrowing for the financing of working capital needs and acquisition and building of new vessels.

Income tax expense for the three months ended June 30, 2010 was $8,945 compared to income tax recoverable of $2,897 for the three months ended June 30, 2009.

As a result of the foregoing, the Company made a loss of $537,304 for the three months ended June 30, 2010 while posted a net income of $222,402 for the three months ended June 30, 2009.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Revenues increased by $2,399,682 or 59% to $6,469,606 for the six months ended June 30, 2010 compared to $4,069,924 for the prior year period. This increase was primarily due to the launching of an owner-operated vessel with capacity of 4,300 DWT in November 2009, and another vessel of 4,300 DWT in April 2010, attributing to an increase of 64% in the total capacity of our fleet from 13,390 DWT during the six months ended June 30, 2009 to 21,990 DWT during the six months ended June 30, 2010. With the increase in our fleet dead weight tonnage, we were able to increase the number of our nautical trips from 36 trips during the six months ended June 30, 2009 to 65 trips during the six months ended June 30, 2010, or an increase of 81%.

Voyage expenses for the six months ended June 30, 2010 were $3,714,809 compared to $1,804,574 for the six months ended June 30, 2009, an increase of $1,910,235, or 106%. Voyage expenses mainly include fuel, pilot, towage and port fees. We attributed the increase of voyage expenses to the increase in the number of our vessels and the increase in the number of our nautical trips during the six months ended June 30, 2010 compared to the same period last year. Fuel expense for the six months ended June 30, 2010 increased by $1,740,517, or 190%, to $2,657,936 compared to $917,419 for the same period last year. Pilot, towage and port fees for the six months ended June 30, 2010 increased by $189,167, or 23%, to $1,010,132 compared to $820,965 for the same period last year.

Vessel operating expenses for the six months ended June 30, 2010 were $946,489 compared to $370,810 for the six months ended June 30, 2009, an increase of $575,679, or 155%. Vessel operating expenses mainly include crewing expenses, ship administrative expenses, vessel depreciation expense and vessel insurance. We attributed the increase of vessel operating expenses to the increase in the number of our vessels during the six months ended June 30, 2010 compared to the same period last year. Crewing expenses for the six months ended June 30, 2010 increased by $162,480, or 61%, to $429,501 compared to $267,021 for the same period last year. The crewing expense increase was attributable to the increase in the number of crewmen of 52% from 69 people for the six months ended June 30, 2009 to 105 people for the six months ended June 30, 2010 and the increase in crew salaries. Depreciation expense during the six months ended June 30, 2010 was $262,434 as compared to $0 for the same period last year. The increase was attributable to the acquisition of two additional vessels of 4,300 DWT each in November 2009 and April 2010.

Rental expense for the six months ended June 30, 2010 was $976,481 compared to $1,044,135 for the same period last year. The decrease of $67,654, or 6%, was attributable to foreign currency exchange differences.

Selling, general and administrative expenses for the six months ended June 30, 2010 were $581,775 compared to $568,421 for the six months ended June 30, 2009, an increase of $13,354, or 2%. Selling, general and administrative expenses mainly included office expenses, salary of administration staff, audit fees and consultancy fees. The decrease was attributable to foreign currency exchange differences.

Interest expense for the six months ended June 30, 2010 was $764,981 compared to $26,595 for the six months ended June 30, 2009. We attribute the increase of $738,386, or 2776%, to the increase in short-term borrowing and long-term borrowing for the financing of working capital needs and acquisition and building of new vessels.

Income tax expense for the six months ended June 30, 2010 was $21,554 compared to income tax recoverable of $1,666 for the six months ended June 30, 2009.

As a result of the foregoing, the Company made a loss of $536,433 for the six months ended June 30, 2010 while posted a net income of $257,700 for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, cash and cash equivalents were $736,680 compared to $102,484 as of January 1, 2010.

The Company generated cash of $3,291,469 in operating activities for the six months ended June 30, 2010 while used cash of $1,739,946 in operating activities for the same period in 2009. The major reasons were the receipt of an advance that was previously made to a supplier of $ 2,629,354, an increase in trade accounts payable of $1,501,823 and an increase in accrued liabilities and other payables of $1,479,957, offset by an increase in trade accounts receivable of $1,247,142 and an increase in prepayment and other current assets of $522,492.

The Company used cash of $7,521,191 in investing activities for the six months ended June 30, 2010 while used cash of $3,629,418 for the same period in 2009 which were primarily payments to shipyards on vessel building and for vessel purchase.

During the six months ended June 30, 2010, the Company generated net cash of $4,661,969 from financing activities. The cash inflows were attributable to proceeds from bank borrowings of $4,119,638, of which $3,289,037 was long term, and proceed from promissory note of $1,464,872 to finance vessel acquisition. Repayments of short term borrowings were $850,401 and repayments of long term borrowings were $84,542. During the six months ended June 30, 2009, the Company generated net cash of $5,387,443, of which proceeds from short term bank borrowings were $3,920,678 and advance from a stockholder was $1,556,324.

The Company is committed and contracted with two unaffiliated shipyards, Dai Duong Joint Stock Ocean Transportation Company and Hai Ha Road and Water Transport Company Limited, respectively, for the construction of six vessels in Vietnam. The total estimated construction cost for six vessels was approximately $60.7 million. These vessels are expected to be delivered between 2010 and 2011. As of June 30, 2010, the Company is required to make aggregate future minimum payments of $23,598,484 and $19,412,651 to the shipyards in the years ending June 30, 2011 and 2012, respectively. As of June 30, 2010, the Company has available $736,680 cash and cash equivalents. The Company plans to finance the construction of these six newly-built vessels through additional capital injection from its shareholders or external financing from banks or a mixed of financing sources. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

We estimate that our operational expenses over the next twelve months will be approximately $10,406,411, consisting of voyage expenses of $5,800,841, vessel operating expenses of $3,468,831 and selling, general and administrative expenses of $1,136,740. We estimate that our long term operational expenses will be approximately $1,157,035 a month, consisting of voyage expenses of $684,289, vessel operating expenses of $378,017 and selling, general and administrative expenses of $94,728. The Company expects to meet such expenses through a mix of the additional capital from its shareholders and external financing from the banks and its internally generated cash flows. Over the next twelve months, we estimate that the Company would generate cash of $3,830,425 from operating activities and $24,009,211 from financing activities while using $23,464,593 in investing activities.

As of June 30, 2010, total current assets were $2,143,809 compared to total current liabilities of $13,150,889, translated to a current ratio of 0.16 times. As of June 30, 2010, short-term bank borrowings were $7,348,934 and the current portion of long term bank borrowings was $922,758. As of June 30, 2010, overdue loans amounted to $6,682,848. We subsequently repaid $3,623,751 and the overdue amount reduced to $3,059,097 as of the date of the report. The Company is in the process of negotiating with the bank and depends on its ability for reaching agreements with banks to refinance or to reschedule when these short-term borrowings are due. However, there can be no assurance that the Company will be able to reach such agreements.

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

Capital commitments

The Company is committed and contracted with two unaffiliated shipyards, Dai Duong Joint Stock Ocean Transportation Company and Hai Ha Road and Water Transport Company Limited, respectively, for the construction of six vessels in Vietnam. The total estimated construction cost for six vessels was approximately $60.7 million. These vessels are expected to be delivered between 2010 and 2011.

As of June 30, 2010, the Company is required to make aggregate future minimum payments of $23,598,484 and $19,412,651 to the shipyards in the years ending June 30, 2011 and 2012, respectively.

Operating lease commitments

As of the date of the report, the Company is committed to a vessel charter agreement to operate one oceangoing vessel for a term of six months due December 31, 2010, with a fixed monthly rental and generally did not contain significant renewal options. For the six months ended June 30, 2010 and 2009, the Company incurred and paid vessel rental of $976,481 and $1,044,135, respectively. The Company has the future minimum rental payments of $250,039 under the operating lease agreement within the next 12 months.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 25, 2010,the Company issued 4,000,000 shares of its common stock to a consultant as consideration for services provided..

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

TRAI THIEN USA INC.

Dated: August 27, 2010	By:	/s/ Haley Manchester
Haley Manchester
Chief Executive Officer

Date: August 27, 2010		/s/ Tran Viet Thang
Tran Viet Thang
Chief Financial Officer