Form 10-Q/A
period 2010-06-30
TRAI THIEN USA INC
filed 2010-08-31
CIK 1279740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE: We are filing this Amendment to our Form 10-Q for the quarterly period ended June 30, 2010 (the “Original Quarterly Report”) in order to correct certain typographical errors contained in the Original Quarterly Report.

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

TRAI THIEN USA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues, net	$3,556,357	$2,220,794	$6,469,606	$4,069,924

Operating expenses:
Voyage expense	(2,330,115)	(1,031,863)	(3,714,809)	(1,804,574)
Vessel operating expense	(498,561)	(158,369)	(946,489)	(370,810)
Rental expense	(484,192)	(518,712)	(976,481)	(1,044,135)
Selling, general and administrative	(248,771)	(268,761)	(581,775)	(568,421)
Total operating expenses	(3,561,639)	(1,977,705)	(6,219,554)	(3,787,940)
(Loss) income from operations	(5,282)	243,089	250,052	281,984

Other income (expense):
Other expense	-	-	-	(8)
Interest income	10	569	50	653
Interest expense	(523,087)	(24,153)	(764,981)	(26,595)

(Loss) income before income taxes	(528,359)	219,505	(514,879)	256,034

Income tax (expense) benefit	(8,945)	2,897	(21,554)	1,666

NET (LOSS) INCOME	$(537,304)	$222,402	$(536,433)	$257,700

Other comprehensive income (loss):
- Foreign currency translation income (loss)	78,428	(2,168)	(308,573)	(267,294)
COMPREHENSIVE (LOSS) INCOME	$(458,876)	$220,234	$(845,006)	$(9,594)

Net (loss) income per share – Basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common stock outstanding – Basic and diluted	212,916,669	163,800,000	211,458,331	163,800,000

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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

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

On August 23, 2010, the Company effectuated a forward stock split of its common stock at a split ratio of 7-for-1, pursuant to a plan approved by the Company’s Board of Directors. All common stock and per share data for all periods presented in these condensed consolidated financial statements have been restated to give effect to the reverse stock split.

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

•

Stock-based compensation

For non-employee stock-based compensation, the Company adopts ASC Topic 505-50, “Equity-Based Payments to Non-Employees”, stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

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

NOTE 6 – VESSEL CONSTRUCTION IN PROGRESS

During 2007, the Company contracted for the construction of 6 vessels in Vietnam with a combined carrying capacity of 45,600 deadweight tons. The total cost of the contracts for 6 vessels under construction at two unaffiliated shipyards in Vietnam is approximately $60,656,000 (equivalent to VND1.170 billion). These vessels are expected to be delivered between 2010 and 2011. The Company will incur additional associated costs relating to the construction of these vessels under the contracts.

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

(b)

Operating lease commitments

As of the date of the report, the Company has not renewed leases on three vessels and only remains committed to a vessel charter agreement to operate one oceangoing vessel for a term of six months due December 31, 2010, with a fixed monthly rental and generally did not contain significant renewal options. For the six months ended June 30, 2010 and 2009, the Company incurred and paid vessel rental of $976,481 and $1,044,135, respectively. The Company has the future minimum rental payments of $250,039 under the operating lease agreement within the next 12 months.

NOTE 14 – SUBSEQUENT EVENT

On July 2, 2010, the Company repaid the overdue borrowing of $3,623,751 (equal to VND70 billion) to Agribank.

On July 25, 2010, the Company issued 28,000,000 (post forward stock split) shares of its common stock to a consultant for marketing services in shipping and airline business for a period of 3 years.

On August 23, 2010, the Company effected a forward stock split of the Company's common stock at a split ratio of 7-for-1, pursuant to a plan approved by the Company’s Board of Directors. As a result of the forward stock split, every one pre-split share of the Company's common stock, $.001 par value per share, issued and outstanding immediately prior to August 23, 2010 was automatically exchanged for seven post-split shares of common stock, $.001 par value. Accordingly, the number of shares of the Company's common stock issued and outstanding has been increased from 34,500,000 shares to approximately 241,500,000 shares. Also as a result of the forward stock split, the number of shares of common stock that the Company is authorized to issue has been increased from 199,000,000 shares, par value $.001, to 1,393,000,000 shares, par value $.001. The number of authorized preferred shares of stock remained at 1,000,000.  As of August 23, 2010, the Company had no shares of preferred stock outstanding.

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

Plan of Operations

We are a Vietnam-based sea cargo company, formed in June 2007, specializing in the transport of dry bulk commodities within Southeast Asia. As of 30 June, 2010, we had a fleet of six owner-operated and term-leased geared vessels with an average size of 3,665 dead weight tonnage (“DWT”), or total capacity of 21,990 DWT. As of the date of the report, the Company has decided not to renew vessel charter agreements on three vessels with an approximate aggregate capacity of 9,500 DWT. The Company currently has two owner-operated vessels of 4,300 DWT each and one term-leased vessel of 3,612 DWT. Due to the current capacity of our ships, most of our business is within Southeast Asia and southern China.

We have made deposits for building six new cargo ships with a capacity of 7,600 DWT each. These vessels are expected to be delivered between 2010 and 2011.

As of June 30, 2010, the Company is required to make aggregate future minimum payments of $23,598,484 and $19,412,651 to the shipyards in the years ending June 30, 2011 and 2012, respectively. As of June 30, 2010, the Company has available $736,680 cash and cash equivalents. The Company plans to finance the construction of these six newly-built vessels through additional capital injection from its shareholders or external financing from banks or a combination of financing sources. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 25, 2010, the Company issued 28,000,000 (post forward stock split) shares of its common stock to a consultant as consideration for services provided..

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

TRAI THIEN USA INC.

Dated: August 31, 2010	By:	/s/ Haley Manchester
Haley Manchester
Chief Executive Officer

Date: August 31, 2010		/s/ Tran Viet Thang
Tran Viet Thang
Chief Financial Officer