Form 10-Q
period 2010-09-30
TRAI THIEN USA INC
filed 2010-12-22
CIK 1279740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

     . TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: 241,500,000 shares of Common Stock, $.001 par value as of December 20, 2010.

INDEX

PART I. - FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRAI THIEN USA INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

TRAI THIEN USA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$58,522	$102,484
Accounts receivable, net	101,880	104
Advances to a supplier	-	2,688,645
Prepayments and other current assets	1,586,793	541,923
Deferred tax assets	44,417	147,850
Total current assets	1,791,612	3,481,006

Non-current assets:
Vessel construction in progress	17,275,788	15,476,379
Property, plant and equipment, net	8,950,220	4,881,462
TOTAL ASSETS	$28,017,620	$23,838,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$3,372,156	$1,354,294
Short-term bank borrowings	6,362,029	7,499,197
Current portion of long-term bank borrowings	2,785,238	518,693
Promissory note, net	11,619	-
Amount due to a stockholder	62,873	50,068
Income tax payable	150,080	145,805
Accrued liabilities and other payables	1,579,771	300,945
Total current liabilities	14,323,766	9,869,002

Long-term liabilities:
Long-term bank borrowings	2,674,342	1,945,153

Total liabilities	16,998,108	11,814,155

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $0.001 par value; 1,393,000,000 shares authorized; 241,500,000 and 210,000,000 shares issued and outstanding, respectively	241,500	210,000
Additional paid-in capital	13,090,423	12,937,580
Accumulated other comprehensive loss	(2,264,168)	(1,624,628)
Reserve fund	236,602	236,602
(Accumulated deficits) retained earnings	(284,845)	265,138
Total stockholders’ equity	11,019,512	12,024,692
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,017,620	$23,838,847

See accompanying notes to condensed consolidated financial statements.

TRAI THIEN USA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues, net	$2,997,243	$1,651,298	$9,466,849	$5,721,222

Operating expenses:
Voyage expense	1,309,557	555,614	5,024,366	2,360,188
Vessel operating expense	760,511	407,066	1,707,000	777,876
Rental expense	243,919	517,695	1,220,400	1,561,830
Selling, general and administrative	253,079	45,125	844,505	613,554
Total operating expenses	2,567,066	1,525,500	8,796,271	5,313,448
Income from operations	430,177	125,798	670,578	407,774

Other income (expense):
Other income	-	-	9,651	-
Interest income	14	56	64	709
Interest expense	(355,415)	(66,636)	(1,120,396)	(93,231)

Income (loss) before income taxes	74,776	59,218	(440,103)	315,252

Income tax (expense) credit	(88,326)	13,326	(109,880)	14,992

NET (LOSS) INCOME	$(13,550)	$72,544	$(549,983)	$330,244

Other comprehensive loss:
- Foreign currency translation loss	(330,966)	(15,103)	(639,540)	(282,395)
COMPREHENSIVE (LOSS) INCOME	$(344,516)	$57,441	$(1,189,523)	$47,849

Net (loss) income per share – Basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common stock outstanding – Basic and diluted	234,344,444	198,800,000	219,100,000	163,800,000

See accompanying notes to condensed consolidated financial statements.

TRAI THIEN USA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(549,983)	$330,244
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	449,380	10,326
Deferred tax assets	98,227	-
Loss on disposal of property, plant and equipment	9,667	-
Shares issued for services rendered, non-cash	184,343	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,546,717)	-
Advances to a supplier	2,611,027	-
Prepayments and other current assets	(1,073,250)	(338,489)
Accounts payable, trade	2,128,161	540,113
Income tax payable	11,653	(24,373)
Accrued liabilities and other payables	1,297,604	-
Net cash provided by operating activities	3,620,112	517,821

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	21,279	-
Purchase of property, plant and equipment	(4,879,019)	(116,903)
Payment to shipyards on vessel building	(2,611,027)	(4,153,018)

Net cash used in investing activities	(7,468,767)	(4,269,921)

Cash flows from financing activities:
Repayment from a stockholder	12,805	1,551,982
Proceeds from promissory note	1,454,662	-
Proceeds from short-term bank borrowing	3,433,030	4,189,008
Proceeds from long-term bank borrowing	3,266,112	-
Payments on short-term bank borrowings	(4,275,215)	(89,310)
Payments on long-term bank borrowings	(83,953)	-

Net cash provided by financing activities	3,807,441	5,651,680

Effect of exchange rate changes in cash and cash equivalents	(2,748)	(20,932)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(43,962)	1,878,648

BEGINNING OF PERIOD	102,484	59,621

END OF PERIOD	$58,522	$1,938,269

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$9,380
Cash paid for interest	$663,304	$26,515

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of promissory note by offsetting trade receivable	$1,454,662	$-

See accompanying notes to condensed consolidated financial statements.

TRAI THIEN USA INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Reserve fund	Retained Earnings (accumulated deficits)	Total stockholders’ equity
	No. of share	Amount

Balance as of January 1, 2010 (restated)	210,000,000	$210,000	$12,937,580	$(1,624,628)	$236,602	$265,138	$12,024,692

Shares issued for services	31,500,000	31,500	152,843	-	-	-	184,343

Net loss for the period	-	-	-	-	-	(549,983)	(549,983)

Foreign currency translation adjustment	-	-	-	(639,540)	-	-	(639,540)

Balance as of September 30, 2010	241,500,000	$241,500	$13,090,423	$(2,264,168)	$236,602	$(284,845)	$11,019,512

See accompanying notes to condensed consolidated financial statements.

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

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

The Company operates its chartered and owned vessels in the ocean transportation in Vietnam and throughout Southeast Asia, through its variable interest entity (“VIE”), Trai Thien, which is registered as a joint stock company under the Enterprise Law of the Socialist Republic of Vietnam on June 11, 2007, which primarily charters vessels from the ship-owners and operates the vessels in the ocean transportation of a broad range of major and minor bulk cargoes including iron ore, coal, grain, cement and fertilizer, along Asian shipping routes.

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

The Company has committed and contracted for the construction of six vessels in Vietnam with a combined carrying capacity of 45,600 deadweight tons in the aggregate value of approximately $60.7 million (equivalent to VND1,170 billion), which are expected to be delivered between 2010 and 2011. As of September 30, 2010, the Company has $58,522 available cash and cash equivalents and suffers from negative working capital of $12,532,154, whereas the Company may not have sufficient working capital to meet with these capital commitments. Also, the Company has defaulted on repayment of certain short-term bank borrowings. The Company plans to finance the construction of these six newly-built vessels and repay the borrowings through additional capital injection from its shareholders or external financing from banks or a mix of financing sources. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely basis towards the delivery of the vessels.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

As of September 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $9,192 and $9,665, respectively.

•

Vessel construction in progress

Vessel construction in progress represents the cost of contracts to build vessels and other direct costs relating to acquiring and placing the vessels in service. No depreciation is provided for until the vessel is substantially complete and ready for its intended use. No capitalized interest is incurred during the period of vessel construction.

•

Property, plant and equipment

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

As of September 30, 2010, two vessels and six motor vehicles with the aggregate carrying values of $8,812,542 were pledged as securities in connection with the outstanding long-term borrowings.

Depreciation expenses for the three months ended September 30, 2010 and 2009 were $165,986 and $6,011, respectively.

Depreciation expenses for the nine months ended September 30, 2010 and 2009 were $449,380 and $10,326, respectively.

•

Impairment of long-lived assets

Long-lived assets primarily include property, plant and equipment and vessel construction in progress. In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of September 30, 2010.

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

•

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

For the nine months ended September 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from VND into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2010	September 30, 2009
Period-end VND:US$1 exchange rate	19,631	18,091
Average period VND:US$1 exchange rate	19,225	17,904

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 5 – PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

VAT receivable	$1,051,348	$311,914
Prepaid operating expenses	137,261	85,214
Prepayment for equipment purchase	-	76,991
Purchase deposits	5,094	18,526
Advances to employees	393,090	49,278
	$1,586,793	$541,923

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

As of September 30, 2010, the aggregate vessel construction in progress was amounted to $17,275,788.

NOTE 7 – PROMISSORY NOTE

On March 30, 2010, the Company entered into a promissory note (“the Note”) with GRM Mal-Sin Shipping (M) Sdn, Bhd, (“GRM”), one of the Company’s major customers, for a principal amount of $1,437,912 (equivalent to VND 28 billion). The Note was unsecured and interest-free. In connection with the Note, the Company agreed to provide its vessel on a basis of first priority to serve GRM and reserved the right to set-off the transportation charges against the Note as repayment. For the nine months ended September 30, 2010, the promissory note was mostly repaid by offsetting accounts receivable.  As of September 30, 2010, the balance of promissory note was to $11,619 (equivalent to VND 228,087,021).

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 8 – BANK BORROWINGS

Bank borrowings consisted of the following:

(a)

Short-term bank borrowings payable to financial institutions in Vietnam:

		September 30, 2010	December 31, 2009
		(Unaudited)	(Audited)

Secured, equivalent to VND14 billion with interest rate at 12% per annum, payable monthly, due February 5, 2010		$-	$749,866

Unsecured installment loan, equivalent to VND14 billion with interest rate at 12% per annum, payable monthly, due May 14, 2010		-	749,866

Secured, equivalent to VND14 billion with interest rate at 14.4% per annum, payable monthly, due on September 23, 2010	(i)	713,158	-

Lines of credit, AgriBank		-	2,999,465

Short term bank loan, AgriBank	(ii)	2,648,871	-

Revolving credit facility, VID Public Bank	(iii)	3,000,000	3,000,000

Total short-term borrowings		$6,362,029	$7,499,197

(i)

In June 2010, the Company received a short-term facility of $724,750 (equal to VND 14 billion) from Trust Bank in a term of three months, which carried interest rate of 14.4% per annum, payable monthly. The facility is secured by the Company’s owned vessel with its caryying value of $4.3 million as of September 30, 2010. As of September 30, 2010, the facility became due and the Company is subject to penalty interest at 1.5 times of its annual interest rate, payable monthly. The Company has been in negotiations with the bank, but has not yet reached an agreement as to repayment of principal and interest.

(ii)

The Company received a short term bank loan from AgriBank in a term of 12 months for working capital purposes. Interest was carried at an annual rate of 14%, subject to changes by the State Bank of Vietnam, payable monthly. The line is secured by the real properties including residential house and land use rights with the aggregate carrying values of $3.8 million which are personally owned by the major stockholder and the director of the Company, Mr. Nguyen Quoc Khanh.

(iii)

The Company received its revolving credit facility from VID Public Bank in a term of 12 months, with a maximum available borrowing up to $3 million for working capital purposes. Interest was carried at minimum interest rate of 5% per annum, or subject to floating rates, which equal to the higher of SIBOR plus 2.5% per annum or fixed deposit rate plus 2.5%. The outstanding balance under the credit facility becomes matured in 150 days from the drawdown date and the facility will be extended or renewed subject to an annual review at the option of the bank. Weighted average interest rate approximately 5% per annum for the period ended September 30, 2010, payable monthly. The credit facility is personally guaranteed by the major stockholder and the director of the Company, Mr. Nguyen Quoc Khanh and secured by his real properties with the aggregate carrying value of $10.5 million. As of September 30, 2010, the facility became due and the Company is subject to penalty interest at 1.5 times of its annual interest rate, payable monthly. The Company has been in negotiations with the bank, but has not yet reached an agreement as to repayment of principal and interest.

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)

Long-term bank borrowings payable to financial institutions in Vietnam:

		September 30, 2010	December 31, 2009
		(Unaudited)	(Audited)

Trust Bank,
Secured, equivalent to VND 46 billion with interest rate at 12% per annum payable monthly, due December 31, 2014	(i)	$2,261,016	$2,463,846

Secured, equivalent to VND 60 billion with interest rate at 16.2% per annum payable monthly, due March 30, 2015	(i)	3,056,392	-

Kien Long Bank,
Secured, equivalent to VND 2.8 billion with interest rate at 19.2% per annum payable monthly, due March 12, 2013	(ii)	142,172	-

Less: current portion of long-term bank borrowings		(2,785,238)	(518,693)

Total long-term bank borrowings, net of current portion		$2,674,342	$1,945,153

(i)

The Company received an aggregate long-term facility of $5.4 million from Trust Bank. These facilities are secured by the Company’s two owned vessels with the aggregate net book value of $8.6 million as of September 30, 2010.

(ii)

The Company received a long-term facility of $0.14 million from Kien Long Bank. The facility is secured by the Company’s six motor vehicles with the carrying values of $196,030 as of September 30, 2010.

As of September 30, 2010, the maturities of the long-term bank borrowings for the next five years are as follows:

Years ending September 30:
2011	$2,785,238
2012	764,098
2013	764,098
2014	764,098
2015	382,048

Total bank borrowings	$5,459,580

NOTE 9 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Salary and welfare payable	$516,140	$195,189
Other tax payable	60,181	38,624
Accrued operating expenses	674,619	67,132
Accrued loan interests	328,831	-
	$1,579,771	$300,945

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 10 – STOCK BASED COMPENSATION

On April 16, 2010, the Company issued 3,500,000 shares (post forward stock split) of its common stock to its attorney for legal services rendered, at a fair market price of $0.002 per share or a total value of $7,143.

On July 25, 2010, the Company issued 28,000,000 shares (post forward stock split) of its common stock to a consultant for marketing services in the shipping and airline transportation sectors for a term of 3 years, at a fair market price of $0.0063 per share or a total value of $177,200.

NOTE 11 – INCOME TAXES

For the nine months ended September 30, 2010 and 2009, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Nine months ended September 30,
	2010	2009
Tax jurisdiction from:
– Local	$(365,333)	$-
– Foreign	(74,770)	315,252
(Loss) income before income taxes	$(440,103)	$315,252

The provision for income tax consisted of the following:

	Nine months ended September 30,
	2010	2009
Current tax:
– Local	$-	$-
– Foreign	11,653	(14,992)

Deferred tax:
– Local	-	-
– Foreign	98,227	-

Income tax expense (credit)	$109,880	$(14,992)

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine months ended September 30,
	2010	2009

(Loss) income before income taxes	$(74,770)	$315,252
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	(18,692)	78,813

Prior year adjustments	(6,132)	(68,958)
Effect of tax holiday	11,215	(47,289)
Non-deductible items	25,262	22,442
Income tax expense (benefit)	$11,653	$(14,992)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31 2009
	(Unaudited)	(Audited)
Deferred tax assets:
Non-deductible professional fees	$23,439	$8,060
Non-deductible vessel rental expense	20,978	139,790

Total:	$44,417	$147,850

NOTE 12 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three and nine months ended September 30, 2010 and 2009, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance as at period-end dates, are presented as follows:

	Three months ended September 30, 2010		September 30, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$2,089,927	67%	$-
Customer B	601,351	19%	-
Total:	$2,691,278	86%	$-

TRAI THIEN USA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30, 2010		September 30, 2010
	Revenues	Percentage of revenues	Accounts Receivable

Customer A	$6,718,972	71%	$-
Customer B	1,472,505	16%	-
Total:	$8,197,477	87%	$-

	Three months ended September 30, 2009		September 30, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer B	$1,093,045	66%	$-
Customer F	477,939	29%	-
Total:	$1,570,984	95%	$-

	Nine months ended September 30, 2009		September 30, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer B	$2,913,311	51%	$-
Customer F	735,089	13%	-
Total:	$3,648,400	64%	$-

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

As of September 30, 2010, the aggregate future minimum payments to the shipyards in the next two years are as follows:

Years ending September 30:
2011	$23,221,385
2012	19,102,440

Total:	$42,323,825

(b)

Operating lease commitments

As of the date of the report, the Company is committed to four vessel charter agreements to operate four oceangoing vessels for a term of four to six months, all expiring December 31, 2010, with a fixed monthly rental rate and generally did not contain significant renewal options. For the nine months ended September 30, 2010 and 2009, the Company incurred and paid vessel rental of $1,220,400 and $1,561,830, respectively. The Company has the future minimum rental payments of $291,121 under the operating lease agreement within the next 12 months.

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

Plan of Operations

We are a Vietnam-based sea cargo company, formed in 2007, specializing in the transport of dry bulk commodities within Southeast Asia. As of 30 September, 2010, we had a fleet of six vessels with an average size of 3,666 dead weight tonnage (“DWT”), or total capacity of 21,998 DWT. Of these, two vessels of 4,300 DWT each are owner-operated, one of 3,612 DWT is term-leased and three vessels with average capacity of 3,262 DWT are on monthly charter-in and charter-out basis. Due to the current capacity of our ships, most of our business is conducted within Southeast Asia and southern China.

We have made deposits for building six new cargo ships with a capacity of 7,600 DWT each. These vessels are expected to be delivered between 2010 and 2011.

As of September 30, 2010, the Company is required to make aggregate future minimum payments of $23,221,385 and $19,102,440 to the shipyards in the years ending September 30, 2011 and 2012, respectively. As of September 30, 2010, the Company has available $58,522 cash and cash equivalents. The Company plans to finance the construction of these six newly-built vessels through additional capital injection from its shareholders or external financing from banks or a mix of financing sources. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

With our expansion plan, Trai Thien’s total capacity is expected to significantly increase to 67,598 DWT by 2011. Given the larger size and young age of our cargo ships, we believe we can further distance ourselves from locally-owned and foreign-owned competitors in Vietnam and greater South East Asia.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Revenues for the three months ended September 30, 2010 increased by $1,345,945, or 82%, to $2,997,243 compared to $1,651,298 for the three months ended September 30, 2009. This increase was primarily due to the launching of an owner-operated vessel with capacity of 4,300 DWT in November 2009, and another vessel of 4,300 DWT in April 2010, attributing to an increase of 64% in the total capacity of our fleet from 13,398 DWT during the three months ended September 30, 2009 to 21,998 DWT during the three months ended September 30, 2010. With the increase in our fleet dead weight tonnage, we were able to increase the number of our nautical trips from 10 trips during the three months ended September 30, 2009 to 28 trips during the three months ended September 30, 2010, or an increase of 180%.

Voyage expenses for the three months ended September 30, 2010 were $1,309,557 compared to $555,614 for the three months ended September 30, 2009, an increase of $ 753,943, or 136%. Voyage expenses mainly include fuel, pilot, towage and port fees. We attributed the increase of voyage expenses to the increase in the number of our vessels and the increase in the number of our nautical trips during the three months ended September 30, 2010 compared to the same period last year. Fuel expense for the three months ended September 30, 2010 increased by $837,697, or 363%, to $1,068,487 compared to $230,790 for the same period last year. Pilot, towage and port fees for the three months ended September 30, 2010 decreased by $38,133, or 14%, to $225,003 compared to $263,136 for the same period last year.

Vessel operating expenses for the three months ended September 30, 2010 were $760,511 compared to $407,066 for the three months ended September 30, 2009, an increase of $353,445, or 87%. Vessel operating expenses mainly include crewing expenses, ship administrative expenses, vessel depreciation expense and vessel insurance. We attributed the increase of vessel operating expenses to the increase in the number of our vessels during the three months ended September 30, 2010 compared to the same period last year. Crewing expenses for the three months ended September 30, 2010 increased by $227,320, or 142%, to $387,708 compared to $160,388 for the same period last year. The crewing expense increase was attributable to the increase in the number of crewmen of 52% from 69 people for the three months ended September 30, 2009 to 105 people for the three months ended September 30, 2010 and the increase in crew salaries.

Rental expense for the three months ended September 30, 2010 was $243,919 compared to $517,695 for the same period last year. The decrease of $273,776, or 53%, was attributable to the Company’s ability to negotiate at lower prices for its four charter-in vessels. The Company currently leases out three of these four vessels at a minimal markup over its charter-in rates.

Selling, general and administrative expenses for the three months ended September 30, 2010 were $253,079 compared to $45,125 for the three months ended September 30, 2009, an increase of $207,954, or 461%. Selling, general and administrative expenses mainly included office expenses, salary of administration staff, audit fees and consultancy fees.

Interest expense for the three months ended September 30, 2010 was $355,415 compared to $66,636 for the three months ended September 30, 2009. We attribute the increase of $288,779, or 433%, to the increase in short-term borrowing and long-term borrowing for the financing of working capital needs and acquisition and building of new vessels.

Income tax expense for the three months ended September 30, 2010 was $88,326 compared to income tax credit of $13,326 for the three months ended September 30, 2009.

As a result of the foregoing, the Company incurred a loss of $13,550 for the three months ended September 30, 2010 while posted a net income of $72,544 for the three months ended September 30, 2009.

Results of Operations for the Nine Months ended September 30, 2010 and 2009

Revenues increased by $3,745,627 or 65% to $9,466,849 for the nine months ended September 30, 2010 compared to $5,721,222 for the prior year period. This increase was primarily due to the launching of an owner-operated vessel with capacity of 4,300 DWT in November 2009, and another vessel of 4,300 DWT in April 2010, attributing to an increase of 64% in the total capacity of our fleet from 13,398 DWT during the nine months ended September 30, 2009 to 21,998 DWT during the nine months ended September 30, 2010. With the increase in our fleet dead weight tonnage, we were able to increase the number of our nautical trips from 93 trips during the nine months ended September 30, 2009 to 46 trips during the nine months ended September 30, 2010, or an increase of 102%.

Voyage expenses for the nine months ended September 30, 2010 were $5,024,366 compared to $2,360,188 for the nine months ended September 30, 2009, an increase of $2,664,178, or 113%. Voyage expenses mainly include fuel, pilot, towage and port fees. We attributed the increase of voyage expenses to the increase in the number of our vessels and the increase in the number of our nautical trips during the nine months ended September 30, 2010 compared to the same period last year. Fuel expense for the nine months ended September 30, 2010 increased by $2,578,214, or 225%, to $3,726,423 compared to $1,148,209 for the same period last year. Pilot, towage and port fees for the nine months ended September 30, 2010 increased by $151,034, or 14%, to $1,235,135 compared to $1,084,101 for the same period last year.

Vessel operating expenses for the nine months ended September 30, 2010 were $1,707,000 compared to $777,876 for the nine months ended September 30, 2009, an increase of $929,124, or 119%. Vessel operating expenses mainly include crewing expenses, ship administrative expenses, vessel depreciation expense and vessel insurance. We attributed the increase of vessel operating expenses to the increase in the number of our vessels during the nine months ended September 30, 2010 compared to the same period last year. Crewing expenses for the nine months ended September 30, 2010 increased by $389,800, or 91%, to $817,209 compared to $427,409 for the same period last year. The crewing expense increase was attributable to the increase in the number of crewmen of 52% from 69 people for the nine months ended September 30, 2009 to 105 people for the nine months ended September 30, 2010 and the increase in crew salaries.

Rental expense for the nine months ended September 30, 2010 was $1,220,400 compared to $1,561,830 for the same period last year. The decrease of $341,430, or 22%, was attributable to the Company’s ability to negotiate at lower prices for its four charter-in vessels. The Company currently leases out three of these four vessels at a minimal markup over its charter-in rates.

Selling, general and administrative expenses for the nine months ended September 30, 2010 were $844,505 compared to $613,554 for the nine months ended September 30, 2009, an increase of $230,951, or 38%. Selling, general and administrative expenses mainly included office expenses, salary of administration staff, audit fees and consultancy fees.

Interest expense for the nine months ended September 30, 2010 was $1,120,396 compared to $93,231 for the nine months ended September 30, 2009. We attribute the increase of $1,027,165, or 1102%, to the increase in short-term borrowing and long-term borrowing for the financing of working capital needs and acquisition and building of new vessels.

Income tax expense for the nine months ended September 30, 2010 was $109,880 compared to income tax credit of $14,992 for the nine months ended September 30, 2009.

As a result of the foregoing, the Company incurred a loss of $549,983 for the nine months ended September 30, 2010 while posted a net income of $330,244 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, cash and cash equivalents were $58,522 compared to $102,484 as of January 1, 2010.

The Company generated cash of $3,620,112 in operating activities for the nine months ended September 30, 2010 while used cash of $517,821 in operating activities for the same period in 2009. The major reasons were the receipt of an advance that was previously made to a supplier of $2,611,027, an increase in trade accounts payable of $2,128,161 and an increase in accrued liabilities and other payables of $1,297,604, offset by an increase in trade accounts receivable of $1,546,717 and an increase in prepayment and other current assets of $1,073,250.

The Company used cash of $7,468,767 in investing activities for the nine months ended September 30, 2010 while used cash of $4,269,921 for the same period in 2009 which were primarily payments to shipyards on vessel building and for vessel purchase.

During the nine months ended September 30, 2010, the Company generated net cash of $3,807,441 from financing activities. The cash inflows were attributable to proceeds from bank borrowings of $6,699,142, of which $3,266,112 was long term, and proceed from promissory note of $1,454,662 to primarily finance vessel acquisition. Repayments of short term borrowings were $4,275,215 and repayments of long term borrowings were $83,953. During the nine months ended September 30, 2009, the Company generated net cash of $5,651,680, of which proceeds from short term bank borrowings were $4,189,008 and advance from a stockholder was $1,551,982.

The Company has committed and contracted for the construction of six vessels in Vietnam with a combined carrying capacity of 45,600 deadweight tons in the aggregate value of approximately $60.7 million (equivalent to VND1,170 billion), which are expected to be delivered between 2010 and 2011. As of September 30, 2010, the Company has $58,522 available cash and cash equivalents and suffers from negative working capital of $12,532,154, whereas the Company may not have sufficient working capital to meet with these capital commitments. The Company plans to finance the construction of these six newly-built vessels through additional capital injection from its shareholders or external financing from banks or a mix of financing sources. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis towards the delivery of the vessels.

We estimate that our operational expenses over the next twelve months will be approximately $9,377,498, consisting of voyage expenses of $5,191,233, vessel operating expenses of $3,049,526 and selling, general and administrative expenses of $1,136,740. We estimate that our long term operational expenses will be approximately $781,458 a month, consisting of voyage expenses of $432,603, vessel operating expenses of $254,127 and selling, general and administrative expenses of $94,728. The Company expects to meet such expenses through a mix of the additional capital from its shareholders and external financing from the banks and its internally generated cash flows. Over the next twelve months, we estimate that the Company would generate cash of $2,552,880 from operating activities and $24,009,211 from financing activities while using $23,477,335 in investing activities.

As of September 30, 2010, total current assets were $1,791,612 compared to total current liabilities of $14,323,766, translating to a current ratio of 0.13 times. As of September 30, 2010, short-term bank borrowings were $6,362,029 and the current portion of long term bank borrowings was $2,785,238. As of September 30, 2010, overdue loans amounted to $3,713,158. The Company is in the process of negotiating with the banks and is dependent on its ability in reaching agreements with banks to either refinance or reschedule when these short-term borrowings are due. However, there can be no assurance that the Company will be able to reach such agreements.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 4 to the consolidated financial statements as of September 30, 2010 includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases and the Vietnamese variable interest entity, Trai Thien, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, including the use of structured finance, special purpose entities or other variable interest entities.

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

As of September 30, 2010, the Company is required to make aggregate future minimum payments of $23,221,385 and $19,102,440 to the shipyards in the years ending September 30, 2011 and 2012, respectively.

Operating lease commitments

As of the date of the report, the Company is committed to four vessel charter agreements to operate four oceangoing vessels for a term of four to six months all due December 31, 2010, with fixed monthly rental rates and generally did not contain significant renewal options. For the nine months ended September 30, 2010 and 2009, the Company incurred and paid vessel rental of $1,220,400 and $1,561,830, respectively. The Company has the future minimum rental payments of $291,121 under the operating lease agreements within the next 12 months.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4t Controls and Procedures

The information required pursuant to item 4(t) has been provided in Item 4.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

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

On July 25, 2010, the Company issued 28,000,000 shares (post forward stock split) of its common stock to a consultant for marketing services in the shipping and airline transportation sectors for a period of three years at a fair market price of $0.0063 per share, or a total value of $177,200.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
No.	Description
31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

TRAI THIEN USA INC.

Dated: December 22, 2010

By:

/s/ Haley Manchester

Haley Manchester

Chief Executive Officer

Date: December 22, 2010

/s/ Nguyen Van Thong

Nguyen Van Thong

Chief Financial Officer